Form 10-Q
period 2016-09-30
AUTHENTIDATE HOLDING CORP
filed 2017-06-23
CIK 885074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 15, 2017 there were 7,249,370 shares of common stock, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Authentidate Holding Corp.

Balance Sheets

	September 30,	June 30,
	2016	2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$600,668	$1,414,706
Restricted cash	120,695	120,695
Accounts receivable, net	2,567,418	2,142,514
Inventory, net	84,401	337,907
Prepaid expenses and other current assets	205,324	170,944
Total current assets	3,578,506	4,186,766

Property and equipment, net	3,182,735	3,476,670

Other assets
Intangibles	2,095,492	2,188,682
Security deposits	10,211	10,211
Deferred tax asset	38,538,404	38,493,000
Goodwill	3,318,000	3,318,000
Total assets	$50,723,348	$51,673,329

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$4,138,377	$4,329,187
Accrued expenses	1,209,326	1,751,234
Accrued commissions	922,896	1,106,555
Accrued dividends	5,975,222	402,000
Notes payable	2,452,811	2,977,811
Derivative liabilities	1,537,219	1,051,000
Total current liabilities	16,235,851	11,617,787
Deferred rent	94,697	114,379
Total liabilities	16,330,548	11,732,166

Commitments and contingencies

Shareholders’ equity
Preferred stock, $.10 par value; 5,000,000 shares authorized,
Series B, 28,000 shares and Series D, 605,000 shares issued and outstanding on
September 30 and June 30, 2016 , respectively	63,300	63,300
Common stock, $.001 par value; 190,000,000 shares authorized, 5,772,258 issued and outstanding on September 30, and June 30, 2016 , respectively	5,772	5,772
Additional paid-in capital	38,405,902	38,316,376
Retained earnings (accumulated deficit)	(4,082,174)	1,555,715
Total shareholders’ equity	34,392,800	39,941,163
Total liabilities and shareholders’ equity	$50,723,348	$51,673,329

The accompanying notes are an integral part of the condensed consolidated financial statements.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES CONDENSED

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	September 30,
	(Unaudited)
	2016	2015
Net revenues
Fees for services	$5,691,296	$9,391,324
Hosted software services	346,934	-
Telehealth products and services	11,845	-
Total net revenues	6,050,075	9,391,324
Operating expenses
Cost of revenues	1,166,996	1,542,151
Write-down of inventory	237,674	-
Selling, general and administrative	3,582,001	4,682,623
Depreciation and amortization	408,663	353,989
Total operating expenses	5,395,334	6,578,763
Operating income	654,741	2,812,561
Other expenses
Interest	278,593	-
Change in fair value of derivative liabilities	486,219	-
Total other expenses	764,812	-
Income (loss) before provision for income taxes	(110,071)	2,812,561
Benefit (provision) for income taxes	45,404	(6,000)
Net income (loss)	$(64,667)	$2,806,561

Less: preferred dividends	$(100,624)	$-

Net income (loss) available to common shareholders	$(165,291)	$2,806,561

Earnings (loss) per share
Basic earnings (loss) per common share	$(0.03)	$2.93
Diluted earnings (loss) per common share	$(0.03)	$2.93

Weighted average number of common shares outstanding
Basic	5,772,258	958,030
Diluted	5,772,258	958,030

The accompanying notes are an integral part of the condensed consolidated financial statements.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES CONDENSED

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

			Additional	Retained Earnings	Total
	Preferred	Common	Paid-in	(Accumulated	Shareholders’
	Stock	Stock	Capital	Deficit)	Equity
Balance, June 30, 2016	$63,300	$5,772	$38,316,376	$1,555,715	$39,941,163
Share-based compensation expense			89,526		89,526
Common dividends for earn-out				(5,472,598)	(5,472,598)
Preferred dividends				(100,624)	(100,624)
Net loss				(64,667)	(64,667)
Balance, September 30, 2016	$63,300	$5,772	$38,405,902	$(4,082,174)	$34,392,800

The accompanying notes are an integral part of the condensed consolidated financial statements.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,
	(Unaudited)
	2016	2015
Cash flows from operating activities
Net income (loss)	$(64,667)	$2,806,561
Adjustments to reconcile net income to net cash provided by operating activities
Write-off of inventory	237,674
Change in fair value of derivative liabilities	486,219
Deferred taxes	(45,404)	-
Depreciation and amortization	402,574	353,989
Share based compensation	89,526	-
Deferred rent	(19,682)	-
Changes in assets and liabilities
Accounts receivable	(424,904)	-
Inventory	15,832	299,948
Prepaid expenses and other current assets	(34,380)	(137,203)
Accounts payable and other liabilities	(190,810)	(1,000,956)
Accrued expenses	(541,908)	-
Accrued commissions	(183,659)	821,035
Net cash (used) provided by operating activities	(273,589)	3,143,374
Cash flows from investing activities
Purchases of property and equipment	(15,449)	(783,221)
Loans to shareholders	-	(670,784)
Net cash used in investing activities	(15,449)	(1,454,005)
Cash flows from financing activities
(Repayments) proceeds from notes payable	(525,000)	100,485
Net cash used in financing activities	(525,000)	100,485
Net (decrease) increase in cash and cash equivalents	(814,038)	1,789,854
Cash and cash equivalents beginning of period	1,414,706	5,190,540
Cash and cash equivalents end of period	$600,668	$6,980,394

Supplemental disclosure of cash paid for:
Interest	$105,000	$-
Taxes	$-	$-

Non-cash investing and financing activities
Non-cash preferred dividends	$100,624	$-

Accrual for earn-out common dividends	$5,472,598	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

Authentidate Holding Corp. & Subsidiaries

Notes to the Consolidated Financial Statements

1.	Description of Business, Reverse Merger and Liquidity

Business

Authentidate Holding Corp. (“AHC”) and its subsidiaries primarily provides an array of clinical testing services to health care professionals through its wholly-owned subsidiary, Peachstate Health Management, LLC d/b/a AEON Clinical Laboratories (“AEON”). AHC also continues to provide its legacy secure web-based revenue cycle management applications and telehealth products and services that enable healthcare clinical testing, organizations to increase revenues, improve productivity, reduce costs, coordinate care for patients and enhance related administrative and clinical workflows and compliance with regulatory requirements. Web-based services are delivered as Software as a Service (SaaS) to our customers interfacing seamlessly with billing, information and records management systems.

Reverse Merger

On January 27, 2016, AEON merged into a newly formed acquisition subsidiary of AHC pursuant to a definitive Amended and Restated Agreement and Plan of Merger dated January 26, 2016, as amended on May 31, 2016 and December 15, 2016 (collectively the “Merger Agreement”) (the “AEON Acquisition”). The merger certificate was filed with the Secretary of State of Georgia on January 27, 2016. AEON survived the merger as a wholly-owned subsidiary of AHC (collectively the “Company”). AEON markets to health care professionals to provide urine and oral fluid testing to patients. The four primary tests provided by AEON are Medical Toxicology, Pharmacogenomics, Cancer Genetic Testing and Molecular Microbiology. Following the completion of the reverse merger, the business conducted by AEON became primarily the business conducted by the Company.

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

Going Concern

The Company’s capital requirements have been and will continue to be significant and it is expending significant amounts of capital to develop, promote and market its services. The Company’s available cash and cash equivalents as of September 30, 2016 totaled approximately $601,000 and the Company’s working capital deficit was approximately $12,657,000. At September 30, 2016, our current monthly operational requirement is approximately $1,300,000.

As of the filing date of this Quarterly Report on Form 10-Q, and after giving effect to the recent note exchange transaction described in Notes 8 and 17 to these financial statements, there is outstanding an aggregate principal amount of $2,545,199 of senior secured convertible notes with a maturity date of March 20, 2018 and a secured note subordinated to the interests of the existing senior lenders in the principal amount of $330,000 with a maturity date of June 15, 2018. The Company expects its existing resources, revenues generated from operations, and proceeds received from other transactions being considered (of which there can be no assurance) will be sufficient to satisfy our working capital requirements for at least the next twelve months; however, no assurances can be given that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy our other obligations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classifications of liabilities that might result from the outcome of these uncertainties. If necessary, management of the Company believes that it can reduce operating expenses and/or raise additional debt financing to satisfy its working capital requirements. However, no assurances can be given that the Company will be able to support its costs or pay debt obligations through revenues derived from operations or generate sufficient cash flow to satisfy its obligations.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending June 30, 2017 or any other interim period or for any other future year.

The balance sheet as of June 30, 2016 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

Authentidate Holding Corp. & Subsidiaries

Notes to the Consolidated Financial Statements

These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2016 and the corresponding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The most sensitive accounting estimates affecting the financial statements are revenue recognition, the allowance for doubtful accounts, depreciation of long-lived assets, fair value of intangible assets and goodwill, amortization of intangible assets, income taxes and associated deferrals and valuation allowances, and commitments and contingencies.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with maturities of three months or less.

Accounts Receivable

Accounts receivable represent customer obligations due under normal trade terms, net of allowance for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. The allowance for doubtful accounts was approximately $863,000 and $769,000 as of September 30, 2016 and June 30, 2016, respectively.

Inventory

Inventory amounts are stated at the lower of cost or market using the first-in, first-out basis.

Intangible Assets

Intangible assets consist primarily of trademarks and acquired technologies. The Company acquired approximately $2,344,000 of intangible assets in conjunction with the reverse merger discussed in Note 1 and Note 3. Intangible assets with finite lives are amortized on a straight-line basis over their useful lives.

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

Authentidate Holding Corp. & Subsidiaries

Notes to the Consolidated Financial Statements

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

Revenue for hosted software services, telehealth products, and customer support services are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectability is reasonably assured. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met: the delivered item has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the undelivered items in the arrangement; if the arrangement includes a general right of return relative to the delivered items, and delivery or performance of the undelivered item is considered probable and substantially in our control. If these criteria are not met, then revenue is deferred until such criteria are met or until the period over which the last undelivered element is delivered, which is typically the life of the contract agreement. If these criteria are met, we allocate total revenue among the elements based on the sales price of each element when sold separately which is referred to as vendor specific objective evidence or VSOE. United Billing Systems (“UBS”) revenue is a type of revenue from laboratory testing that is directly billed to the customer with no third-party reimbursement. This type of revenue makes up approximately 10% of total revenue. An example of UBS revenue is when another reference laboratory contracts us for laboratory testing, and we charge them on a price per sample basis. This typically occurs when a laboratory does not have the capability to run specific tests, and they purchase them from us.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At September 30, 2016 and June 30, 2016, the Company had approximately $291,000 and approximately $1,165,000, respectively, in excess of FDIC-insured limits. The Company has not experienced any losses in such accounts.

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

Prior to the reverse merger, AEON elected to be taxed as an S Corporation for federal and certain state income tax purposes. Under this election substantially all of the profits, losses, credits and deductions of the Company are passed through to the individual shareholders. Therefore prior to the reverse merger no provision or liability for income taxes has been included in these consolidated financial statements except for state and localities where the S Corporation status has not been recognized. The provision for income taxes consisting of current franchise and excise taxes for state and localities was $6,000 for the three months ended September 30, 2015.

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

Under income tax regulations in the United States AHC is the acquirer of AEON. As such the Company must file a consolidated return for both AHC and AEON for the year ending June 30, 2017.

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

Authentidate Holding Corp. & Subsidiaries

Notes to the Consolidated Financial Statements

The Company’s policy is to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenues from Contracts with Customers” (Topic 606), which affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU must be applied for annual periods beginning after December 15, 2017, with early application permitted for annual reporting periods beginning after December 15, 2016. The Company is evaluating the impact on the consolidated financial statements of adopting the guidance in ASU 2014-09 at year-end and has not determined the impact of adoption at this time.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments in this update state that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). The amendments in this update are effective for the annual reporting period beginning after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. ASU 2015-11 requires inventory measured using any method other than last-in, first-out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Under this ASU, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. Early application is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In November 2015, the FASB issued a new accounting standard that requires that the deferred tax liabilities and assets be classified as noncurrent on the consolidated balance sheet. The standard will be effective for the Company beginning July 1, 2017, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-2, “Leases,” which establish a right-of-use (ROU) model that requires a lessee to record and ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classifications affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the effect of adoption of this ASU.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which makes several modifications to the accounting for employee share-based payment transactions, including the requirement to recognize the income tax effects of awards that vest or settle as income tax expense. This guidance also clarifies the presentation of certain components of share-based awards in the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, and early adoption is permitted. The Company is evaluating the effect that ASU No. 2016-09 will have on its consolidated financial statements and related disclosures. We are currently evaluating the effect of adoption of this ASU and do not believe the effect will be material on its financial statements.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contract with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which clarifies certain issues identified by the FASB-International Accounting Standards Board Joint Transition Resource Group for Revenue Recognition (TRG) on assessing collectability, presentation of sales taxes and other taxes collected from customers, noncash consideration, completed contracts and contract modifications. We are currently evaluating the effect of adoption of this ASU and will report on its effect on the Company when available.

Authentidate Holding Corp. & Subsidiaries

Notes to the Consolidated Financial Statements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which requires measurement and recognition of expected credit losses for financial assets held. The amendments in this update are effective for annual periods beginning after December 15, 2019, and interim periods within such annual period. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such year. The Company is currently evaluating the potential impacts of adopting the provisions of ASU No. 2016-13.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, which clarifies diversity in practice how the following are presented and classified in the statement of cash flows:

•	Debt Prepayment or Debt Extinguishment Costs
•	Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing
•	Contingent Consideration Payments Made after a Business Combination
•	Proceeds from the Settlement of Corporate-Owned Life Insurance Policies
•	Distributions Received from Equity Method Investees
•	Beneficial Interests in Securitization Transactions
•	Separately Identifiable Cash Flows and Application of the Predominance Principle.

This standard is effective beginning with our fiscal year ending June 30, 2018. We are currently evaluating the effect of adoption of this ASU and will report on its effect on the Company when available.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and other (Topic 350):Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Under ASU 2014-04 goodwill impairment will be tested by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the effect of adoption of this ASU and do believe the effect will be material on our financial statements.

3.	Reverse Merger

On January 27, 2016 AHC completed the reverse merger with AEON, an expanding clinical laboratory based in Gainesville, GA. The transaction was structured as a tax-free exchange, with the former AEON members receiving shares of common stock of AHC at the closing, and potential further issuances of common stock tied primarily to the earnings of AEON during the five calendar years ending December 2019. The AEON members received an aggregate of 19.9% (958,030 shares) of the common stock of AHC effective at the closing and will receive an additional 5% (240,711 shares) of the outstanding common stock of the Company, as defined, upon approval of the merger transaction by the shareholders of the Company. On July 11, 2016, the shareholders of the Company approved the issuance of shares of common stock in connection with earn-out payments that may be payable pursuant to the Merger Agreement, and these shares were issued in December 2016. The AEON members can also earn additional shares of common stock to increase their aggregate holdings to up to 90% of the outstanding stock of AHC, as defined, based upon meeting the benchmark targets in the merger agreement, including delivering $16,000,000 in EBITDA for the calendar year ended 2015 which was achieved (1,155,415 shares approved and issued in December 2016), and $100,000,000 in aggregate EBITDA for the calendar years 2016 through 2019. Solely for accounting purposes, the additional shares issued to the former AEON members will be treated as dividends. In connection with the completion of the merger, Hanif A. (“Sonny”) Roshan, founder of AEON, became Chairman of the Company and subsequently became CEO of the Company on August 7, 2016, and Richard Hersperger, the CEO of AEON, became CEO of the Company at closing through August 7, 2016. Both Messrs. Roshan and Hersperger currently hold seats on the Board of Directors. The former AEON members will have the right to elect one director for each 10% of the outstanding shares of the Company’s common stock they hold as a group. Accordingly, the transaction was accounted for as a reverse acquisition under the provisions of ASC 805-40 Business Combinations – Reverse Acquisitions, with AEON becoming the acquirer for accounting purposes and AHC becoming the accounting acquiree. It was determined that AEON was the accounting acquirer as a result of the control over the Board of Directors of the combined company by the former AEON members, the senior management positions in the combined company held by former AEON management, and AEON’s size in comparison to AHC.

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

Authentidate Holding Corp. & Subsidiaries

Notes to the Consolidated Financial Statements

The effective consideration transferred is comprised of the following:

Fair value of AHC common shares	(A)	$22,675,000
Preferred stock outstanding	(B)	3,047,000
Stock options vested and outstanding	(C)	1,296,000
Warrants vested and outstanding	(C)	9,782,000

Consideration effectively transferred		$36,800,000

(A)	Based upon 4,814,226 AHC common shares outstanding at a fair value of $4.71 per share, which was the closing price of AHC common shares on the effective date of the merger.

(B)	Represents 28,000 shares of Series B and 605,000 shares of Series D preferred stock as converted into 646,933 common shares with a fair value of $4.71 per share, which was the closing price of AHC common shares on the effective date of the merger.

(C)	Represents outstanding and vested AHC stock options and warrants acquired in connection with the reverse merger. The fair value of these stock options and warrants was determined using the Black Scholes model, with the following assumptions:

	Options	Warrants
Number of shares	616,141	4,313,180
Weighted average exercise price	$4.46	$5.24
Volatility	85.10%	85.10%
Risk-free interest rate	1.63%	1.63%
Expected dividend rate	0%	0%
Expected life (years)	4.00	4.16
Stock price	$4.71	$4.71

The fair value of the assets acquired and liabilities assumed were based on management estimates. Based upon the preliminary purchase price allocation, the following table summarizes the estimated provisional fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$30,000
Restricted cash	121,000
Accounts receivable	174,000
Inventory	360,000
Prepaid expenses and other current assets	464,000
Property and equipment	189,000
Trade names and licensed technology	2,344,000
Deferred tax assets	38,804,000
Total assets acquired at fair value	42,486,000

Accounts payable and accrued expenses	3,860,000
Notes payable	4,078,000
Derivative liabilities	1,066,000

Total liabilities assumed	9,004,000
Net assets acquired	33,482,000
Goodwill	3,318,000
Total preliminary purchase consideration	$36,800,000

The purchase price exceeded the fair value of the net assets acquired by approximately $3,318,000, which was recorded as goodwill and assigned to our web-based software segment.

Authentidate Holding Corp. & Subsidiaries

Notes to the Consolidated Financial Statements

4.	Inventory

Inventory consists of the following:

	September 30,	June 30,
	2016	2016

Laboratory testing supplies	$84,401	$100,233
Purchased components, net	-	31,068
Finished goods	-	206,606
Total inventory	$84,401	$337,907

Purchased components of approximately $32,000 and finished goods of $207,000 were written down in the three months ended September 30, 2016 to net realizable value.

5.	Property and Equipment

Plant, property and equipment consists of the following:

	September 30, 2016	June 30, 2016	Estimated Useful Life In Years

Machinery and equipment	$5,601,938	$5,591,564	3-6
Software	392,913	392,913	5-7
Furniture and fixtures	105,043	105,043	5-7
Leasehold improvements	69,268	64,193	(1)
	6,169,162	6,153,713
Less: Accumulated depreciation and amortization	(2,986,427)	(2,677,043)

Property and equipment, net	$3,182,735	$3,476,670

(1) Lesser of lease terms or estimated useful life

Depreciation on property and equipment for the three months ended September 30, 2016 was approximately $309,000 and was approximately $354,000 for the prior year period, respectively.

Authentidate Holding Corp. & Subsidiaries

Notes to the Consolidated Financial Statements

6.	Intangible Assets

The following table sets forth intangible assets as follows:

Amortization expense was approximately $93,000 for the three months ended September 30, 2016. Amortization expense for the next five fiscal years and thereafter is expected to be as follows:

	September 30, 2016			June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Useful Life In Years

Trademarks	$550,000	$52,514	$497,486	$550,000	$32,738	$517,262	7
Acquired technologies	1,794,000	195,994	1,598,006	1,794,000	122,580	1,671,420	3-7
Total	$2,344,000	$248,508	$2,095,492	$2,344,000	$155,318	$2,188,682

June 30,
2017 (remaining)	$279,171
2018	372,229
2019	372,229
2020	372,229
2021	317,729
Thereafter	381,905
Total	$2,095,492

7.	Income Taxes

The Company’s effective tax rate for the quarter ended September 30, 2016 was 40.2%. The Company calculates income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The differences between the effective tax rate and the U.S. federal statutory rate of 35% principally result from state and local taxes, graduated federal tax rate reductions, changes in the valuation allowance and non-deductible expenses.

At September 30, 2016, the Company’s net deferred tax assets amounted to approximately $38.5 million. Management has considered the realizability of the deferred tax assets and has concluded that a valuation allowance of approximately $22.0 million should be recorded, related to net operating loss carryforwards that are not anticipated to be realized. Although management determined that a valuation allowance was not required with respect to the remaining net deferred tax assets, realization of these assets is primarily dependent on achieving the forecast of future taxable income, as well as prudent and feasible tax planning strategies.

Authentidate Holding Corp. & Subsidiaries

Notes to the Consolidated Financial Statements

8.	Notes Payable

The following table sets forth the secured and unsecured notes payable:

	September 30,	June 30,
	2016	2016
Secured
	$950,000	$950,000	9% interest paid upon maturity or early redemption
	320,000	320,000	10% interest paid annually
	1,270,000	1,270,000
Unsecured
	532,811	532,811	20% interest paid annually
	200,000	200,000	20% interest paid annually
	-	525,000	20% interest paid annually
	450,000	450,000	20% interest paid annually
	1,182,811	1,707,811
Total	$2,452,811	$2,977,811

Secured

The Company has a convertible note payable in the aggregate principal amount of $950,000. The note is convertible into shares of common stock at an initial conversion price of $2.25 per share, subject to adjustment. The convertible note is convertible beginning July 1, 2016 and was due December 17, 2016. Based on the initial conversion price, the note is convertible into up to 422,222 shares of common stock. If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price then in effect, such conversion price will be decreased to equal 85% of such lower price. The foregoing adjustments to the conversion price will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. In addition, the conversion price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The convertible note bears interest at 9% per annum with interest payable upon maturity or on any earlier redemption date. Accrued interest at September 30, 2016 was approximately $68,000. Following the date on which the convertible note first becomes convertible, the Company will have the right to redeem all or any portion of the outstanding principal balance of the note, plus all accrued but unpaid interest at a price equal to 110% of such amount. The holder of the convertible note shall have the right to convert any or the entire amount to be redeemed into common stock prior to redemption. Subject to certain exceptions, the convertible note is senior to existing and future indebtedness of the Company and will be secured to the extent and as provided in the amended security agreement entered into between the Company and the holder. Subject to certain exceptions, the new convertible note contains customary covenants against incurring additional indebtedness and granting additional liens and contains customary events of default. Upon the occurrence of an event of default under the convertible note, the holder may require the Company to repay all or a portion of the note in cash, at a price equal to 110% of the principal and accrued and unpaid interest. As described in greater detail in Note 15 to these financial statements, on March 20, 2017, this note was exchanged for a new promissory note in the aggregate principal amount of $1,056,875. The new note matures twelve months following such extension date and interest accrues on the principal amount of the new note at the rate of 5% per annum. The new note is secured by a lien on all of the Company’s assets and is convertible at the initial conversion price of $2.03 per share.

The Company issued a promissory note in the aggregate principal amount of $320,000 to an accredited investor in a private transaction. Accrued interest at September 30, 2016 is approximately $80,000. The note was due and payable on April 15, 2016 and accrued on the note at the rate of 10.0% per annum. The note is secured by a first priority lien on certain of our assets, as described in a security agreement entered into between the Company and the purchaser. Subject to certain exceptions, the note contains customary covenants against incurring additional indebtedness and granting additional liens and contains customary events of default. The note was convertible into shares of common stock of the Company at an initial conversion price of $4.86 per share. The conversion price is only subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The note was issued to an affiliate of J. David Luce, a former member of the Board of Directors. On September 1, 2016, the Company entered into an amendment agreement which extended the maturity date to December 1, 2016 at an interest rate of 5% per annum. In consideration for such agreement, the Company agreed that the note would be further modified so that it would be convertible into shares of common stock of the Company at a conversion price of $3.00 per share, which was equal to the most recent closing bid price of the Company’s common stock immediately prior to the execution of the amendment agreement. Based on the modified conversion price, the principal amount of the note will be convertible into 106,667 shares of common stock. The holder shall not have the right to convert the note to the extent that such conversion would result in the holder being the beneficial owner in excess of 4.99% of the Company’s common stock. The other terms and conditions of the note were not amended. As described in greater detail in Note 15 to these financial statements, on March 20, 2017, this note was combined with the $200,000 unsecured note held by the same entity and was exchanged for a new promissory note in the aggregate principal amount of $641,294. The new note matures twelve months following such extension date and interest accrues on the principal amount of the new note at the rate of 5% per annum. The new note is secured by a lien on all of the Company’s assets and is convertible at the initial conversion price of $2.03 per share.

Authentidate Holding Corp. & Subsidiaries

Notes to the Consolidated Financial Statements

Unsecured

The Company had an outstanding note payable to Lazarus Investment Partners, LLLP the former beneficial owner of approximately 15.0% of the Company’s common stock in the aggregate principal amount of $532,811. The note accrued interest at 20% per annum, payable in arrears, and was due upon the earlier of (i) December 17, 2016, or (ii) within 5 days of the closing of a sale of equity or debt securities of the Company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds. Accrued interest at September 30, 2016 is approximately $85,000. The note is neither secured by any of the Company’s assets nor convertible into equity securities of the Company. The note contains certain events of default that are customary for similar transactions. The note was repaid in full in December 2016.

The Company had issued promissory notes in the aggregate principal amount of $400,000 consisting of $200,000 each to Lazarus Investment Partners LLLP, the former beneficial owner of approximately 15.0% of the Company’s common stock, and an entity affiliated with J. David Luce, a former member of the Board of Directors. The notes are unsecured obligations of the Company. The notes bear interest at 20% per annum, payable in arrears, and are due upon the earlier of (i) August 26, 2016, or (ii) the closing of a sale of equity or debt securities of the Company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds. The holders have the right, at their option, to convert interest and principal due on the note into any alternative financing that may be undertaken by the Company while the notes are outstanding. The Company repaid $200,000 of these notes during March 2016. On September 1, 2016, the note held by the entity affiliated with J. David Luce, was amended to extend the maturity date to December 1, 2016 and to allow the investor to elect to further extend the note for an additional 90 days. In consideration for such agreements, the Company agreed that the promissory note would be further modified so that it would be convertible into shares of common stock of the Company at an initial conversion price of $3.00 per share, which was equal to the most recent consolidated closing bid price of the Company’s common stock immediately prior to the execution of the amendment agreement. Based on the conversion price, the principal amount of the note was convertible into up to 173,333 shares of common stock. The conversion price is only subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. In March 2017, this note was combined with the $320,000 secured note held by the same entity and exchanged for a new promissory note in the aggregate principal amount of $641,294. The new note matures twelve months following such extension date and interest accrues on the principal amount of the new note at the rate of 5% per annum. The new note is secured by a lien on all of the Company’s assets and is convertible at the initial conversion price of $2.03 per share. Additional terms and conditions of the new note are described in greater detail in Note 15 to these financial statements.

The Company had promissory notes in the aggregate principal amount of $525,000 to accredited investors. The notes are unsecured and are not convertible into equity securities of the Company. The notes bear interest at 20% per annum, payable in arrears, and are due upon the earlier of (i) September 18, 2016 for the $400,000 note, September 25, 2016 for the $50,000 note and September 30, 2016 for the $75,000 note, or (ii) within 30 days of the closing of a sale of equity or debt securities of the Company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds. Accrued interest at June 30, 2016 was approximately $79,000. During September 2016, the Company repaid these notes in full.

The Company had a promissory note in the aggregate principal amount of $450,000 to Optimum Ventures, LLC, a related party of Peachstate Health Management, LLC, through common ownership. The note is unsecured and is not convertible into equity securities of the Company. The note bears interest at 20% per annum, payable in arrears, and was due upon the earlier of (i) October 28, 2016, or (ii) within 30 days of the closing of a sale of equity or debt securities of the Company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds. Accrued interest at September 30, 2016 is approximately $83,000. As described in greater detail in Note 15 to these financial statements, on March 20, 2017, this note was exchanged for a new promissory note in the aggregate principal amount of $591,613. The new note matures twelve months following such extension date and interest accrues on the principal amount of the new note at the rate of 5% per annum. The new note is secured by a lien on all of the Company’s assets and is convertible at the initial conversion price of $2.03 per share.

Authentidate Holding Corp. & Subsidiaries

Notes to the Consolidated Financial Statements

9.	Equity

Preferred Stock

As of September 30, 2016, there were 28,000 shares of Series B convertible preferred stock outstanding. The Company has the right to repurchase the outstanding Series B preferred stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder of such shares has the right to convert shares of preferred stock into an aggregate of approximately 28,000 shares of our common stock at a conversion rate of $25.20 per share. In the event the Company elects to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. Dividends on the Series B preferred stock accrue at a rate of $17,500 a quarter. At September 30, 2016, the Company accrued dividends in the amount of $87,500 which remain unpaid. As described in greater detail in Note 15 to these financial statements, in March 2017, the Company exchanged such shares of Series B Preferred Stock for a total of 25,000 shares of Series E Preferred Stock. The shares of Series E Preferred Stock will be initially convertible into an aggregate of 187,500 shares of Common Stock at the initial conversion rate of $4.00 per share. Each share of Series E Preferred Stock will have a stated value of $30.00 per share and will have the following rights and preferences: (i) each holder of the Series E Preferred Stock will have the right, at any time, to convert the shares of Series E Preferred Stock into shares of common stock; (ii) the Series E Preferred Stock will be redeemable at our option commencing one year after the closing date(provided that the Company’s common stock is listed on a national securities exchange at such time); and (iii) the Series E Preferred Stock will pay dividends at the rate of 5% per annum in cash. Pursuant to the exchange agreement for the preferred stock, the holders of the shares of Series B Preferred Stock agreed to waive all unpaid dividends that had accrued on the shares of Series B Preferred Stock.

As of September 30, 2016, there are 605,000 shares of Series D convertible preferred stock outstanding. The Series D preferred stock can be converted by the holders into an aggregate of 619,154 shares of common stock at an initial conversion rate of $9.77139 per share. The holders of such shares have the right to convert the preferred shares at any time; however, the shares received upon conversion may not be offered or sold except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The Company has the right to repurchase the outstanding Series D preferred stock at a redemption price equal to $10.00 per share, plus accrued and unpaid dividends, and to require holders to convert their Series D preferred stock beginning in June 2016. Dividends on the Series D preferred stock accrue at a rate of 5% per annum and are payable semi-annually in cash or stock at the Company’s option. At September 30, 2016, the Company has accrued dividends in the amount of approximately $415,000 which remain unpaid.

Common Stock

As discussed in Notes 1 and 3, the AEON Acquisition on January 27, 2016 has been accounted for as a reverse merger under U.S. GAAP. As such, AEON is considered the acquiring entity for accounting purposes; and therefore, legacy AEON’s historical results of operations replaced legacy AHC’s historical results of operations for all periods prior to the reverse merger. Additionally, the legacy AEON equity accounts at June 30, 2015 were retroactively restated to reflect the number of shares received in the business combination as defined by Note 3.

Earnings per Share

Earnings per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to Section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Authentidate Holding Corp. & Subsidiaries

Notes to the Consolidated Financial Statements

	Three Months Ended
	September 30
	2016	2015
Basic earnings (loss) per share
Net income (loss)	$64,667	$2,806,561
Preferred stock dividends	(100,624)	-
Net income (loss) available\to common shareholders after preferred stock dividends	$(165,291)	$2,806,561
Weighted average shares used in the computation of basic earnings (loss) per share	5,772,258	958,030

Earnings (loss) per share - basic	$(0.05)	$2.93

Dilutive earnings (loss) per share
Income (loss) available to common shareholders	$(165,291)	$2,806,561
Weighted average shares used in the computation of basic earnings (loss) per share	5,772,258	958,030

Shares used in the computation of diluted earnings (loss) per share	5,772,258	958,030

Earnings (loss) per share - diluted	$(0.03)	$2.93

Anti-dilutive options excluded:	5,354,203	-

Common Stock Warrants

A schedule of common stock warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding June 30, 2016	4,205,535	$4.91	4.68	$1,992,535
Issued	-
Expired	-
Outstanding September 30, 2016	4,205,535	$4.91	4.57	$3,491,363
Exercisable, September 30, 2016	3,505,535	$5.20	4.59	$2,924,252

10.	Share-Based Compensation

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

Authentidate Holding Corp. & Subsidiaries

Notes to the Consolidated Financial Statements

On July 11, 2016, at the Special Meeting of Shareholders (the “Special Meeting”) of the Company’s shareholders approved, among other things (i) the issuance of shares of Common Stock in connection with earn-out payments that may become payable in the future to former members of AEON, (ii) an amendment to the Company’s certificate of incorporation, as amended, to change its name to “Aeon Global Health Corp.” and (iii) an amendment to the Authentidate Holding Corp. 2011 Omnibus Equity Incentive Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder by 1,000,000 shares.

As a result of the July 2016 approval of the issuance of shares of common stock in connection with earn-out payments that may become payable in the future to former members of AEON. In December 2016, the Company issued to the former members of AEON an aggregate of 240,711 shares of common stock. In addition, based on the achievement of the initial earnings milestone under the Merger Agreement, the Company issued the former members of AEON an aggregate of 1,155,415 shares of common stock. The fair value of these shares was $5,742,598.

Stock option activity under the Company’s stock option plans for employees and non-executive directors for the period ended September 30, 2016 is as follows:

Employees Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding June 30, 2016	159,817	$12.46	6.30	$11,864
Granted	-
Expired/Forfeited	(222)	$2.16	-
Outstanding September 30, 2016	159,595	$12.48	5.77	$29,333
Exercisable September 30, 2016	147,158	$12.51	5.85	$29,333

Non-Executive Director Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding June 30, 2016	485,532	$4.35	6.96	$198,346
Granted	41,046	3.44
Expired/forfeited	(1,111)	36.54
Outstanding and exercisable September 30, 2016	525,467	$4.21	6.82	$365,706

Employee options are granted at the closing price on the day of issuance and typically vest over a three-year period and non-executive director options are granted at market price and vest on the grant date. Stock based compensation was approximately $16,802 and $0 for the three month periods ended September 30, 2016 and 2015, respectively. Options and warrants were issued for services performed in lieu of payment in cash in the quarter ending September 30, 2016 of $72,794.

The Company utilized the following assumptions during the current fiscal year in valuing options:

Exercise price	$2.93 – $3.58
Risk free interest rate	1.57% - 1.60%
Expected volatility	40%
Term	10 years

Authentidate Holding Corp. & Subsidiaries

Notes to the Consolidated Financial Statements

As of September 30, 2016, there was approximately $2,254 of total unrecognized compensation expense related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 9 months.

As of September 30, 2016 there were approximately 35,800 restricted stock units outstanding that were granted to employees in connection with the Company’s compensation modification program. These restricted stock units vest when the Company achieves cash flow breakeven for two consecutive quarters, as defined. There were no unvested shares at June 30, 2016 and no restricted shares issued in the current period.

11.	Fair Value Measurements

Fair Value of Financial Instruments

The Company follows ASC 820-10 “Fair Value Measurements and Disclosures”, of the FASB to measure the fair value of its financial statements and disclosures about fair value of its financial instruments. ASC 820-10 establishes a framework for measuring fair value in accounting principles general accepted in the United States of America (U. S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of fair value hierarchy defined by ASC 820-10 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable input and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lower priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

In connection with the issuance of a convertible promissory note as discussed in Note 8, the Company evaluated the note agreement to determine if the agreement contained any embedded components that would qualify the agreement as a derivative. The Company identified certain put features embedded in the convertible note agreement that potentially could result in a settlement in the event of a fundamental transaction, requiring the Company to classify the conversion feature as a derivative liability.

The Company’s Level 3 financial liabilities consist of the derivative conversion features of underlying convertible debt and warrants issued in 2015. The Company valued the conversion features using the Black Scholes model prior to the three months ended September 30, 2016 and the Monte Carlo model for the three months ended September 30, 2016. These models incorporate transaction details such as the Company’s stock price, contractual terms maturity, risk free rates and volatility as of the date of issuance and each balance sheet date.

The Company utilized the following assumptions in valuing the derivative conversion features during the three months ended September 30, 2016:

Exercise Price	$2.70
Risk free interest rate	0.59% - 1.17%
Expected volatility	40% - 60%
Remaining term	0.21 - 5.22 years

Authentidate Holding Corp. & Subsidiaries

Notes to the Consolidated Financial Statements

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liabilities at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liabilities.

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

	Fair Value Measurements
	Using Fair Value Hierarchy

September 30, 2016	Fair Value	Level 1	Level 2	Level 3

Embedded Conversion Feature	$568,680	$-	$-	$568,680
Warrant Liabilities	$968,539	$-	$-	$968,539
	$1,537,219	$-	$-	$1,537,219

June 30, 2016	Fair Value	Level 1	Level 2	Level 3

Embedded Conversion Feature	$367,142	$-	$-	$367,142
Warrant Liabilities	$683,858	$-	$-	$683,858
	$1,051,000	$-	$-	$1,051,000

Changes in the unobservable input values could potentially cause material changes in the fair value of the Company Level 3 financial instruments. The significant unobservable inputs used in the fair value measurements are the expected volatility assumption. As significant increase (decrease) in the expected volatility assumption could potentially result in a higher (lower) fair value measurement.

Derivative Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-15. The result of this accounting treatment is that the fair value of the embedded derivative is market-to-market each balance sheet date and recorded as a liability, the change in fair value is recorded in the statements of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

For the three months ended September 30, 2016, the Company recorded non-cash losses of approximately $486,000 in other expenses for the change in the fair value of the derivative liabilities.

12.	Commitments and Contingencies

A complaint was filed by a former independent contractor in the State of Louisiana who was involved in the sales and marketing of the Company’s products and services. Plaintiff alleges certain commissions had not been paid in full.  The Company believes the contractor was overpaid and has asserted a counter claim for reimbursement of such overpayments. The Company intends to vigorously defend the claim and pursue the counter claim. The parties have completed initial discovery and the matter remains pending. The Company believes the resolution of this matter will not have a material effect on its financial statements.

The Company filed a complaint in the state of Georgia in November 2015 against a former sales director and an independent contractor for their improper use of a Company customer list. The complaint alleges the defendants used the Company’s customer list to improperly solicit business for their personal benefit. The complaint against the independent contractor has been dismissed, and the action against the former sales director is pending. The Company believes the resolution of this matter will not have a material effect on its financial statements.

In connection with the termination of the Company’s employment relationship with certain executives, including the former Chief Executive and Chief Financial Officers of AHC, the Company has been reviewing its severance obligations to them and the vesting of other post-termination provisions. The Company believes that it has accrued all related severance costs as of September 30, 2016 related to the past terminations.

Both the former CEO and CFO of AHC commenced arbitration proceedings against AHC before the American Arbitration Association (“AAA”). A demand for arbitration was filed with the AAA on or about June 22, 2016 by the former CEO, O’Connell Benjamin, requesting payment of severance compensation of $341,620 and other benefits, including the vesting of certain stock option awards, pursuant to an employment agreement.  In December 2016, the parties opted to pursue mediation in their attempt to resolve the matter, but the Company chose to revert to arbitration in May 2017. The Company believes that it has valid defenses to Mr. Benjamin’s claims and intends to vigorously defend this matter.

Authentidate Holding Corp. & Subsidiaries

Notes to the Consolidated Financial Statements

Further, a demand for arbitration was filed with the AAA on or about August 12, 2016 by the former CFO, William A. Marshall. The demand involved a request for severance compensation and other benefits, including the vesting of certain stock options, pursuant to the terms of an employment agreement. A hearing was held on March 27, 2017, and on April 24, 2017, the parties entered into a binding settlement agreement and mutual release to resolve the proceeding. Pursuant to the separation agreement and general release, the Company agreed to provide the following to the former CFO: (i) cash payments totaling $170,000 to be paid over time through May 15, 2018, (ii) a lump sum severance payment of $160,000 payable on June 15, 2018, (iii) the issuance of a total of 12,835 vested shares of common stock pursuant to the terms of the restricted stock units granted in January 2013 and January 2014, and (iv) 27,388 stock options previously granted became vested and exercisable for the duration of their original exercise periods, subject, however, to the terms of a lockup agreement executed by him prior to the closing of the merger between Authentidate Holding Corp. and Peachstate Health Management, LLC d/b/a AEON Clinical Labs. Pursuant to the settlement agreement, the Company issued a secured senior promissory note, subordinated to the interests of the existing senior lenders, which provides for events of default that are customary for similar transactions. The Company also agreed to provide a general release to Marshall and indemnification from claims arising from or related to his employment with the Company to the extent permitted by applicable law, the Company’s bylaws and under his employment agreement.

The Company is a defendant in an action captioned Cogmedix, Inc. v. Authentidate Holding Corp. in the Superior Court of Worcester County, Commonwealth of Massachusetts, Case No.1685CV01318B. Suit was filed on September 6, 2016 alleging the principal amount of $227,061 remains outstanding on a purchase order dated December 6, 2013.   Based on the facts of which we are currently aware, management believes that this matter will not have a material adverse effect on our financial position, results of operations, or cash flows. However, this matter is subject to inherent uncertainties and management’s assessment may change in the future.

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

On May 3, 2017, the Company received notice from the Office for Civil Rights (“OCR”) of the U.S. Department of Health and Human Services (“HHS”) informing the Company that the OCR is conducting a review of the Company’s compliance with applicable Federal Standards for Privacy of Individually Identifiable Health Information and/or Security Standards for the Protection of Electronic Protected Health Information. The OCR is the division of HHS charged with enforcement of the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”) and the privacy, security and data breach rules which implement HIPAA (“HIPAA Rules”). The OCR reviewed the Company’s premises and conducted interviews on May 23, 2017. The OCR may, among other things, require a corrective action plan and impose civil monetary penalties. While the Company does not believe that a loss is probable by reason of the compliance review, the Company believes a loss is reasonably possible; however, at this time the Company cannot estimate a range of possible losses because the OCR’s review is at an early stage and the Company does not know if the OCR will find a violation(s) and, if so, what violation(s) and whether the OCR will proceed with a corrective action, issue penalties, or reach a monetary settlement. Any adverse determination by the OCR that results in significant monetary penalties could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

We are also subject to claims and litigation arising in the ordinary course of business. Our management considers that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2016, we are not aware of any obligations under such indemnification agreements that would require material payments.

Authentidate Holding Corp. & Subsidiaries

Notes to the Consolidated Financial Statements

13.	Related Party Transactions

Except as disclosed herein, we have not entered into any material transactions or series of similar transactions with any director, executive officer or any security holder owning 5% or more of our common stock since July 1, 2015.

Aeon leases its facilities from Centennial Properties of Georgia, LLC under a lease agreement commencing April 2014, as amended January 20, 2016. The lease provides for a term of 12 years expiring March 2026. The lease payments range from $46,500 to a maximum of $60,000. In connection with the lease agreement, as security for its rent and other obligations under the lease, AEON has provided to the landlord a first priority lien and security interest in substantially all of its assets. The landlord under the lease is Centennial Properties of Georgia, LLC, a Georgia limited liability company. Centennial is owned by Sonny Roshan, Shawn Desai, Pyarali Roy and Sohail Ali, all of whom are AEON employees and will be receiving AHC Common Stock as a result of the transaction. Mr. Roshan is the Chairman of AEON and now serves as the Chairman and CEO of Authentidate. Mr. Desai is the Chief Technology Officer of AEON. Mr. Roy is the Chief Strategy Officer of AEON. Related party rent expense for the three months ending September 30, 2016 and 2015 was approximately $139,500 and $78,000, respectively.

The Company holds certain notes payables with shareholders and affiliates of board members of the Company, as described in Notes 8 and 16. Interest expense relating to these notes amounted to approximately $87,000 for the quarter ended September 30, 2016.

14.	Segment Information

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

Selected financial information related to the Company’s segments is presented below:

	AEON	Authentidate	Total

Three Months ended September 30, 2016
Net revenues	$5,691,296	$358,779	$6,050,075
Cost of revenues	1,103,212	63,784	1,166,996
Operating expenses	3,631,056	597,282	4,228,338
Operating income (loss)	957,027	(302,286)	654,741

Three Months ended September 30, 2015
Net revenues	$9,391,324	$-	$9,391,324
Cost of revenues	1,542,151	-	1,542,151
Operating expenses	5,036,612	-	5,036,612
Operating income	2,812,561	-	2,812,561

September 30, 2016
Total assets	$6,066,827	$44,656,521	$50,723,348

June 30, 2016
Total assets	$6,066,827	$45,606,502	$51,673,329

Authentidate Holding Corp. & Subsidiaries

Notes to the Consolidated Financial Statements

15.	Subsequent Events

Based on the achievement of earnings milestone under the Merger Agreement, the Company issued the former members of Aeon an aggregate of 1,155,415 shares of common stock in December 2016.

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

On March 20, 2017, the Company entered into a note exchange agreement with the holders of an aggregate principal amount of $2,170,000 of outstanding promissory notes (the “Original Notes”), which were due and payable, pursuant to which the Company agreed to issue the holders of such notes, in consideration of the cancellation of the Original Notes, new promissory notes in the aggregate principal amount of $2,545,199, which is equal to the sum of the aggregate principal amount of the original notes plus the accrued but unpaid interest on the Original Notes (the “New Notes”). The New Notes are convertible into shares of the Company’s Common Stock at an initial conversion price of $2.03 per share. Based on the initial conversion prices, the New Notes will be convertible into up to 1,253,792 shares of common stock. If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price then in effect, such conversion price will be decreased to equal 85% of such lower price. The foregoing adjustments to the conversion price will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. In addition, the conversion price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. All of the New Notes have a maturity date of one year from the closing date. The New Notes are being issued in consideration of the exchange of (i) and aggregate principal amount of $950,000 of Original Notes currently convertible at a price of $2.25 per share, (ii) an aggregate principal amount of $520,000 of Original Notes which are currently convertible at a price of $3.00 per share, and (iii) an aggregate principal amount of $700,000 of unconvertible Original Notes. As the conversion price of the New Notes is below $2.25, the exercise price of outstanding warrants to purchase an aggregate of 825,184 shares of common stock has been adjusted from $2.70 per share to $2.07 per share.

Authentidate Holding Corp. & Subsidiaries

Notes to the Consolidated Financial Statements

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

In connection with the exchange of the Original Notes for the New Notes, the parties agreed that the holder of all of our outstanding shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) would exchange all of its outstanding shares of Series B Preferred Stock for shares of a new series of convertible preferred stock to be designated as Series E Convertible Preferred Stock (the “Series E Preferred Stock”). Accordingly, on March 20, 2017, the Company also entered into a separate exchange agreement with the holder of the shares of Series B Preferred Stock, to exchange such shares for a total of 25,000 shares of Series E Preferred Stock. The shares of Series E Preferred Stock will be initially convertible by the holder into an aggregate of 187,000 shares of Common Stock at the initial conversion rate of $4.00 per share. The conversion price of the new preferred stock will be subject to adjustment solely in the event of stock dividends, combinations, splits, recapitalizations, and similar corporate events and does not provide for general price-based anti-dilution adjustments. Each share of Series E Preferred Stock will have a stated value of $30.00 per share. On March 20, 2017, we filed with the State of Delaware a Certificate of Designations, Rights and Preferences and Number of Shares of Series E Convertible Preferred Stock, referred to as the Series E Designation. The Series E Designation defines the rights and preferences of the Series E Preferred Stock and provides that each share of Series E Preferred Stock will have the following rights and preferences: (i) each holder of the Series E Preferred Stock will have the right, at any time, to convert the shares of Series E Preferred Stock into shares of common stock; (ii) the Series E Preferred Stock will be redeemable at our option commencing one year after the closing date (provided that the Company’s common stock is listed on a national securities exchange at such time); and (iii) the Series E Preferred Stock will pay dividends at the rate of 5% per annum in cash. Pursuant to the exchange agreement for the preferred stock, the holders of the shares of Series B Preferred Stock agreed to waive all unpaid dividends that had accrued on the shares of Series B Preferred Stock.

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

AEON Acquisition

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

In accordance with the Merger Agreement, the members of AEON prior to the effective time of the AEON Acquisition became holders of shares of our common stock, issuable in tranches as described below. The closing of the AEON Acquisition occurred on January 27, 2016 and the Company filed a Current Report on Form 8-K on February 1, 2016 regarding the AEON Acquisition in accordance with the SEC regulations.

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

(b)    In December 2016, we issued to the former AEON members 240,711 shares of common stock, representing 5% of the issued and outstanding shares of our common stock as of the close of business on the business day immediately prior to the closing date of the AEON Acquisition, following the approval of our shareholders of the Earn-out Payments.

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

(d)    In the event AEON achieves at least $65,900,000 in EBITDA, in the aggregate, for the three calendar years ending December 31, 2016, 2017 and 2018, then, on October 1, 2019, subject to the completion of the audited financial statements of AEON for the calendar year ending December 31, 2018, we will issue to the former AEON members such number of additional shares of our common stock as is equal to 36.1% of the issued and outstanding shares of our common stock (rounded to the nearest whole share) as of the close of business on the business day immediately prior to the closing date of the AEON Acquisition; provided; however, we will issue to the former AEON members such number of additional shares of our common stock so that the total number of shares of our common stock issuable to the former AEON members shall equal 85% of the issued and outstanding shares of our common stock on a post-issuance basis (rounded to the nearest whole share) on a Fully Diluted Basis (as defined below).

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

The Merger Agreement provides that the former AEON members, as holders of shares of our common stock issued pursuant to the Merger Agreement, will have the right to nominate one person to our Board of Directors for each 10% of the outstanding shares of common stock beneficially owned by the former AEON members. In the event that a vacancy is created on our Board of Directors at any time due to the death, disability, retirement, resignation or removal of a director elected by the former AEON members, then the former AEON members shall have the right to nominate an individual to fill such vacancy.

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

AEON is an innovator in genomic testing with three established genetic tests in use today (pharmacogenomics, cancer genetic testing and women’s health testing) and a pipeline of additional genetic tests in development which it plans to bring to market over the coming eighteen months. AEON is investing to expand its genetic testing capabilities to address the rapidly increasing demand for personalized medical analysis that involves using an individual’s genetic profile to guide decisions regarding the prevention, diagnosis, and treatment of disease. AEON strives to offer unique testing specifically designed for its increased focus on personalized medicine, with superior service levels. In this effort, AEON provides advanced testing in DNA pharmacogenomics, cancer genetics and molecular microbiology. Genomic testing is more complex than conventional toxicology testing, requires unique knowledge and significantly more sophisticated equipment. As a result, genomic testing commands higher prices while enjoying significantly less competition.

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

Outlook and Trends

The healthcare system in the United States is evolving and significant change is taking place in the system. We expect that the evolution of the healthcare industry will continue, and that industry change is likely to be extensive. There are a number of key trends that are having, and that we expect will continue to have, a significant impact on the diagnostic information services business in the United States and on our business. These trends present both opportunities and risks. However, because of the nature of the services we provide, we believe that the industry will continue to grow over the long term and that we are well positioned to benefit from the long-term growth expected in the industry.

Consistent with the last few years, we expect reimbursement pressure for our Aeon business will continue to be experienced in fiscal 2017. Healthcare market participants, including governments, are focusing on controlling costs, including potentially by changing reimbursement for healthcare services (including but not limited to a shift from fee for service to capitation), changing medical coverage policies (e.g., healthcare benefits design), pre-authorization of laboratory testing, requiring co-pays, introducing laboratory spend management utilities and payment and patient care innovations. As health plans and government programs require greater levels of patient cost-sharing, our patient collections could be negatively impacted and adversely impact our bad debt expense. In addition, there could be a shift to capitation arrangements where we agree to a predetermined monthly reimbursement rate for each member enrolled in a restricted plan, generally regardless of the number or cost of services provided by us.

Fees for the laboratory services we provide are reimbursed by Medicare, Medicaid and commercial payors and are established in the Clinical Laboratory Fee Schedule (CLFS). Historically, these fee schedules are subject to annual adjustments. During the quarter ended September 30, 2016, approximately 36.5% of the Company’s revenue was reimbursed from Medicare under the CLFS with the balance of the Company’s revenue derived from commercial insurance providers and Medicaid. For the quarter ended September 30, 2016, toxicology testing represented approximately 95.3% of all of laboratory testing services that the Company provided. Further, during the quarter ended September 30, 2016, approximately 61.8% of the Company’s revenues from laboratory testing services was derived from the provision of toxicology testing services.

Over the past several years, the Company has experienced governmental reimbursement reductions as a direct result of the Patient Protection and Affordable Care Act (ACA) and other laws. In addition, the Protecting Access to Medicare Act (PAMA), which became law on April 1, 2014, is expected to result in a future net reduction in reimbursement revenue under the CLFS. These laws include provisions designed to control healthcare expenses reimbursed by government programs through a combination of reductions to fee schedules, incentives to physicians to participate in alternative payment models such as risk-sharing, and new methods to establish and adjust fees.

Beginning in calendar 2016, commercial and government payors focused on reducing payments to clinical laboratories by imposing more stringent payment guidelines in their adjudication processes. Additionally, effective January 2016, the Centers for Medicare and Medicaid Services (CMS) reduced the unit reimbursement rate for many of the tests typically performed by the Company, along with the number of tests that CMS would reimburse. Because Medicare and Medicaid accounts for close to 50% of our annual revenue, this reduction in reimbursement rates had a substantial negative impact on our revenue. Comparing the maximum toxicology reimbursement rate from Medicare, there was a decrease in the rate of reimbursement between 2015 and 2016 of approximately 70%, from a rate of $733.56 per sample in 2015 to $215.23 in 2016.

We experienced an overall decrease in revenues for the quarter ended September 30, 2016, as compared to the quarter ended September 30, 2015, due to the reductions in reimbursement rates and the imposition of more stringent payment guidelines described above. Further, revenues for the fiscal quarter ended September 30, 2016, also reflect the adjustment of our revenue estimates based on historical experience.

Further payment reductions to Medicare, Medicaid and other government programs could have a direct adverse effect on the Company’s net earnings and cash flows. The Company cannot predict whether changes will be implemented that will result in further payment reductions. In addition to changes in reimbursement rates, the Company is also impacted by changes in coverage policies for laboratory tests. For example, CLFS coding and billing changes related to toxicology and other procedures were implemented in 2016. The Company experienced delays in the pricing and implementation of the new toxicology codes.

The President of the United States has announced that he favors repealing the Affordable Care Act (“ACA”) in 2017, and leaders of the Republication-controlled federal legislature also have taken measures to repeal and replace the ACA. The scope and timing of any legislation to repeal, amend, replace, or reform the ACA is uncertain, but if such legislation were to become law, it could have a significant impact on the U.S. healthcare system. Uncertainty regarding the ACA prior to any such repeal, amendment, replacement or reform could create uncertainty generally in the healthcare market. Also, the trend of consolidating, converging and diversifying among our customers and payers has continued. Consolidation is increasing price transparency and bargaining power, and encouraging internalization of clinical testing.

Despite the market changes regarding reimbursement discussed above, the Company believes that the volume of clinical laboratory testing is positively influenced by several factors, including an expansion of Medicaid, managed care, and private insurance exchanges. Additional factors that may lead to future volume growth include an increase in the number and types of tests that are readily available (due to advances in technology and increased cost efficiencies) for the diagnosis of disease, and the general aging of the U.S. population.

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

Long-lived assets held and used by the Company are reviewed for impairment, in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. At September 30, 2016 and June 30, 2016, the Company did not record any impairment charges.

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

Prior to the reverse merger, AEON elected to be taxed as an S Corporation for federal and certain state income tax purposes. Under this election substantially all of the profits, losses, credits and deductions of the Company are passed through to the individual shareholders. Therefore prior to the reverse merger no provision or liability for income taxes has been included in these consolidated financial statements except for state and localities where the S Corporation status has not been recognized. The provision for income taxes consisting of current franchise and excise taxes for state and localities were $6,000 for the three months ended September 30, 2015.

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

Recent Accounting Pronouncements. See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during fiscal 2016 and the first quarter of fiscal 2017 and certain accounting standards that we have not yet required to implement and may be applicable to our future operations.

Results of Operations

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Revenues were approximately $6,050,000 for the three months ended September 30, 2016 compared to approximately $9,391,000 for the three-month period ended September 30, 2015. These results reflect a decrease of approximately $3,341,000 due primarily to an approximate reduction of 67% from Medicare and Medicaid reimbursements offset in part by the addition of revenue from web-based software services and telehealth products and services. Revenues for the fiscal quarter ended September 30, 2016 also reflect the adjustment of revenue estimates based on historical experience, as described in greater detail in Item 4, “Controls and Procedures” under the caption “Restatement of 10-Q for the Period Ended March 31, 2016”.

Cost of revenues for the three-month period ended September 30, 2016 decreased to approximately $1,167,000 (19.3% of total revenue) compared to $1,542,000 (16.4% of total revenue) for the three-month period ended September 30, 2015. The increase in cost of revenue as a percentage of revenue is due in part to reductions in government and private reimbursements. In addition, the Company wrote down the value of inventory of purchased components for approximately $32,000 and finished goods of $206,000 during the three months ended September 30, 2016 to net realizable value.

Gross margin as a percent of revenue for the three-month period ended September 30, 2016 was 80.7% as compared to 83.6% for the three-month period ended September 30, 2015.

Selling general and administrative (SG&A) expenses decreased to approximately $3,582,000 for the three months ended September 30, 2016 compared to $4,683,000 for the prior three-month period. The decrease was primarily due to lower commissions in 2016 as a result of the decrease in revenue mentioned above.

Depreciation and amortization expense was approximately $409,000 and $354,000 for the three-month period ended September 30, 2016 and 2015, respectively.

Other expense was approximately $765,000 and $0 for the three months ended September 30, 2016 and 2015, respectively. Other expense was primarily due to interest expense on notes payable and a non-cash loss for the change in the fair value of the derivative liabilities.

Provision (benefit) for income tax was approximately $75,000 and ($6,000) for the three months ended September 30, 2016 and 2015, respectively.

Net loss for the three months ended September 30, 2016 was approximately $65,000 as compared to approximately $2,807,000 for the prior period. The decrease in net income for the 2016 period was due to the factors described above.

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

Cash Flows

At September 30, 2016, unrestricted cash and cash equivalents amounted to approximately $601,000 and current assets at that date were approximately $3,579,000 compared to June 30, 2016 cash and cash equivalents of approximately $1,415,000 and current assets of approximately $4,187,000. Our current estimated monthly operational requirements are approximately $1,300,000. Currently, our available cash and cash equivalents as of the filing date of this Quarterly Report on Form 10-Q is approximately $1,100,000. Net cash used by operating activities for the quarter ended September 30, 2016 was approximately $274,000, net cash used by investing activities was approximately $15,000, and total cash used was approximately $814,000.

Going Concern

As of the filing date of this Quarterly Report on Form 10-Q, and after giving effect to the recent note exchange transaction described in greater detail above in Note 16 of the Notes to Condensed Consolidated Financial Statements, there is outstanding an aggregate principal amount of $2,545,199 of senior secured convertible notes with a maturity date of March 20, 2018 and a secured note subordinated to the interests of the existing senior lenders in the principal amount of $330,000 with a maturity date of June 15, 2018. We expect our existing resources, revenues generated from operations, and proceeds received from other transactions we are considering (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, no assurances can be given, that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy our other obligations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. Accordingly, we need to raise additional capital and are exploring potential transactions to improve our capital position. Unless we are able to increase revenues substantially or generate additional capital from other transactions, our current cash resources will only satisfy our working capital needs for a limited period of time.

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

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2016, we were not aware of any obligations under such indemnification agreements that would require material payments.

Other Matters

The events and contingencies described below have impacted or may impact our liquidity and capital resources.

As of September 30, 2016, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remained outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 27,777 shares of our common stock at a conversion rate of $25.20. As of June 30, 2016, no shares of the Series B preferred stock have been redeemed. Dividends on the Series B preferred stock accrues at a rate of $70,000 per annum. At September 30, 2016, the Company has accrued dividends in the amount of $87,500. In March 2017, we exchanged the outstanding shares of Series B Preferred Stock for shares of Series E Preferred Stock and issued 25,000 shares of Series E Preferred Stock in this transaction. The shares of Series E Preferred Stock are initially convertible into an aggregate of 187,500 shares of Common Stock at the initial conversion rate of $4.00 per share. The conversion price of the new preferred stock will be subject to adjustment solely in the event of stock dividends, combinations, splits, recapitalizations, and similar corporate events and does not provide for general price-based anti-dilution adjustments. Each share of Series E Preferred Stock will have a stated value of $30.00 per share. On March 20, 2017, we filed with the State of Delaware a Certificate of Designations, Rights and Preferences and Number of Shares of Series E Convertible Preferred Stock, referred to as the Series E Designation. The Series E Designation defines the rights and preferences of the Series E Preferred Stock and provides that each share of Series E Preferred Stock will have the following rights and preferences: (i) each holder of the Series E Preferred Stock will have the right, at any time, to convert the shares of Series E Preferred Stock into shares of common stock; (ii) the Series E Preferred Stock will be redeemable at our option commencing one year after the closing date (provided that the Company’s common stock is listed on a national securities exchange at such time); and (iii) the Series E Preferred Stock will pay dividends at the rate of 5% per annum in cash. Pursuant to the exchange agreement for the preferred stock, the holder of the shares of Series B Preferred Stock agreed to waive all unpaid dividends that had accrued on the shares of Series B Preferred Stock.

In connection with our private placement of Series D preferred stock in June 2013, we issued 665,000 shares of Series D 5% convertible preferred stock. Presently, there are 605,000 shares of Series D preferred stock outstanding. The Series D preferred stock is convertible into 619,154 shares of our common stock at the conversion rate of $9.77139 per share. Each share of Series D preferred stock has a stated value of $10.00 per share. The Company has the right to repurchase these shares at the stated value per share, plus accrued and unpaid dividends and to require the holders to convert such securities into common stock starting in June 2016. Each holder of our Series D preferred stock has the right to convert such shares into common stock at any time commencing on the six-month anniversary date of the issue date. The Series D preferred stock pays dividends at the rate of 5% per annum, payable in cash or shares of common stock, at the Company’s option, subject however, to limitations required by the NASDAQ stock market. At September 30, 2016, the Company has accrued dividends in the amount of approximately $408,000 which remain unpaid.

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

On March 20, 2017, the Company entered into a note exchange agreement with the holders of an aggregate principal amount of $2,170,000 of outstanding promissory notes (the “Original Notes”), which were due and payable, pursuant to which the Company agreed to issue the holders of such notes, in consideration of the cancellation of the Original Notes, new promissory notes in the aggregate principal amount of $2,545,199, which is equal to the sum of the aggregate principal amount of the original notes plus the accrued but unpaid interest on the Original Notes (the “New Notes”). The New Notes are convertible into shares of the Company’s Common Stock at an initial conversion price of $2.03 per share. Based on the initial conversion prices, the New Notes will be convertible into up to 1,253,792 shares of common stock. If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price then in effect, such conversion price will be decreased to equal 85% of such lower price. The foregoing adjustments to the conversion price will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. In addition, the conversion price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. All of the New Notes have a maturity date of one year from the closing date. The New Notes are being issued in consideration of the exchange of (i) and aggregate principal amount of $950,000 of Original Notes currently convertible at a price of $2.25 per share, (ii) an aggregate principal amount of $520,000 of Original Notes which are currently convertible at a price of $3.00 per share, and (iii) an aggregate principal amount of $700,000 of unconvertible Original Notes. As the conversion price of the New Notes is below $2.25, the exercise price of outstanding warrants to purchase an aggregate of 825,184 shares of common stock has been adjusted from $2.70 per share to $2.07 per share.

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

On April 24, 2017, the Company entered into a settlement and mutual release with its former chief financial officer, William A. Marshall to resolve an outstanding arbitration proceeding. A summary of the terms of the settlement agreement and resolution of the arbitration proceeding is set forth in Note 12 to the condensed consolidated financial statements.

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2016, we are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At September 30, 2016, our unrestricted cash totaled approximately $601,000 and was in non-interest bearing checking accounts used to pay operating expenses.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and principal accounting officer (“PAO”), as appropriate, to allow timely decisions regarding required disclosure. As of the date of this report our CEO also serves as our principal financial officer. Our management, under the supervision and with the participation of its CEO and PAO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Our management identified material weaknesses in the control environment described below, and as a result of these material weaknesses, our CEO and PAO concluded that our disclosure controls and procedures were not effective as of September 30, 2016. Notwithstanding the foregoing, our CEO and PAO believe that the financial statements included in this report fairly present in all material respects (and in accordance with U.S. generally accepted accounting principles) our financial condition, results of operations and cash flows for the periods presented.

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

Remediation of Material Weaknesses in Internal Control over Financial Reporting

Management is committed to the planning and implementation of remediation efforts to address the material weaknesses as well as other identified areas of risk. These remediation efforts, summarized below, which are either implemented or in process, are intended to both address the identified material weaknesses and to enhance our overall financial control environment. In this regard, our initiatives include:

•	Control Environment - to remediate the control environment deficiencies AEON’s leadership team, including the Chief Executive Officer for the merged company, has embarked on an initiative to reaffirm and reemphasize the importance of internal controls, including tone at the top and the control environment. In addition, we specifically have:

o	Will appoint a new Chief Financial Officer to replace the previous CFO who resigned in January 2017; and

o	Have initiated a thorough review of the design of the procedures for the preparation of financial statements with emphasis on compliance with GAAP.

Monitoring and Control Activities - In order to further strengthen internal control over financial reporting at the process level, we have performed certain remediation actions, including the performance of an internal review of accounting methodologies, reporting architecture, review existing personnel and propose a specific course of action to ensure compliance in all facets of accounting and external reporting.

In addition to the actions taken above, we intend to take the following actions to address the material weaknesses described above:

•	Hire additional personnel with sufficient U.S. GAAP and financial reporting experience.

•	Establish formal policies and procedures in internal accounting and audit functions.

•	Conduct a thorough review of the design of the procedures for the preparation of financial statements with emphasis on compliance with GAAP.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Restatement of 10-Q for the Period Ended March 31, 2016

On April 5, 2017, we filed an amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 (the “Amended Form 10-Q”) to restate the financial statements contained therein. As described in our Amended Form 10-Q, the restatement was necessitated due to errors in the revenue estimates employed for the quarter ended March 31, 2016. This error was caused by the changes in the claims adjudication processes utilized by payors beginning in January 2016 as well as the decision by the Centers for Medicare and Medicaid Services (CMS) in January 2016 to reduce the unit reimbursement rate for many of the tests typically performed by the Company along with the number of tests that CMS would reimburse. Because Medicare and Medicaid account for close to 50% of our annual revenue, this reduction in reimbursement rates had a substantial negative impact on our revenue and because we were still billing at 2015 rates and did not adjust our historical percentage of total billings downward to compensate for the new lower reimbursement rates. Following management’s review of these matters, we determined that our estimated collections rate for the quarter ended March 31, 2016 should have been approximately 10.41%, instead of 15.25%, resulting in a decrease in revenues for the quarter of approximately $2,113,000. Management has also concluded that the errors in accounting for the changes in payor adjudication processes and the adjustment in CMS reimbursement rates resulted from the material weaknesses in our internal control over financial reporting. The Company will augment its plan to remediate the material weaknesses in its control structure to address the factors that resulted in the restatement to its Quarterly Report for the quarter ended March 31, 2016. The condensed consolidated financial statements for the fiscal quarter ended September 30, 2016 presented in this Quarterly Report on Form 10-Q are based on the adjustments to our revenue estimates described above.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Item 1 of Part I, “Financial Statements — Note 12 — Commitments and Contingencies.

ITEM 1A.	RISK FACTORS.

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Quarterly Report on Form 10-Q is set forth below. Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the risks described below and the other information set forth elsewhere in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended June 30, 2016 and in our other reports filed with the SEC for a discussion of the risks associated with our business, financial condition and results of operations. These risks have affected, and in some cases could, have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by the Company in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. If any of the matters or events described in the following risks actually occurs, our business, financial condition or results of operations could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment due to any of these risks. Except as set forth below, we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Our capital requirements are significant and unless our revenues can sufficiently support our operating costs, we expect to raise additional capital to finance our operations and repay outstanding debt obligations.

Our capital requirements have been and will continue to be significant. We are expending significant amounts of capital to develop, promote and market our services. Our available cash and cash equivalents as of September 30, 2016 totaled approximately $601,000. However, our available cash and cash equivalents as of the filing date of this Quarterly Report on Form 10-Q is approximately $1,100,000 and our estimated monthly operational requirements is approximately $1,300,000. We used approximately $204,000 and provided approximately $3,143,000 in cash from operations for the fiscal quarters ended September 30, 2016 and 2015, respectively. Further, as of the filing date of this Quarterly Report on Form 10-Q, and after giving effect to the recent note exchange transaction described in greater detail above and the settlement of the arbitration proceeding with our former chief financial officer, there is outstanding an aggregate principal amount of approximately $2,875,000 of secured notes, all of which have a maturity date during the fiscal year ending June 30, 2018. We expect our existing resources, revenues generated from operations, and proceeds received from other transactions we are considering (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, no assurances can be given that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy our other obligations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. Accordingly, we need to raise additional capital and are exploring potential transactions to improve our capital position. Unless we are able to increase revenues substantially or generate additional capital from other transactions, our current cash resources will only satisfy our working capital needs for a limited period of time.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an evaluation of the effectiveness of our internal control over financial reporting at September 30, 2016. We identified a number of material weaknesses in our internal control over financial reporting and concluded that, as of September 30, 2016, we did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of these material weaknesses, see Item 4, “Controls and Procedures.” Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. As described in Item 4, “Controls and Procedures” we restated our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. Moreover, other material weaknesses may be identified.

We are in the process of remedying all of the identified material weaknesses, and this work will continue during fiscal 2017 and perhaps beyond. For a detailed description of our remedial efforts, see Item 4, “Controls and Procedures.” There can be no assurance as to when all of the material weaknesses will be remedied. Until our remedial efforts are completed, management will continue to devote significant time and attention to these efforts, and we will continue to incur expenses associated with the additional procedures and resources required to prepare our Consolidated Financial Statements. Certain of our remedial actions, such as hiring additional qualified personnel to implement our reconciliation and review procedures, will be ongoing and will result in our incurring additional costs even after our material weaknesses are remedied.

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

Our outstanding debt may impair our financial and operating flexibility.

As of September 30, 2016, there was an aggregate principal amount of indebtedness totaling $2,978,000, which consisted of secured notes of $1,270,000 and unsecured notes of $1,708,000. The principal amount of this outstanding indebtedness accrues interest at various rates between 5% and 20% per annum. Subsequent to June 30, 2016, an aggregate of approximately $1,058,000 of these obligations were repaid. As of the filing date of this Quarterly Report on Form 10-Q, and after giving effect to the recent note exchange transaction described in greater detail above and the settlement of the arbitration proceeding with our former chief financial officer, there is outstanding an aggregate principal amount of approximately $2,875,000 of secured notes, all of which have a maturity date during the fiscal year ending June 30, 2018. All of the outstanding notes contain covenants and events of default customary for transactions of this nature and are secured by a lien on our assets. For example, the outstanding senior secured notes include restrictions against incurring additional indebtedness and granting further security interests on our assets. Accordingly, without the consent of the holders of these senior debt instruments we must comply with these restrictions. Additionally, among the defined events of default are defaults of our payment obligations, breach of any material covenant or representation of the convertible debentures or the related transaction agreements, and the commencement of proceedings under applicable U.S. federal or state bankruptcy, insolvency, reorganization or other similar laws either against us or by us. Upon the occurrence of an event of default under the convertible debentures, a holder may require us to repay all or a portion of the outstanding principal, plus interest and certain of our outstanding debt instruments also require that any repayment due to a default will require immediate repayment of the principal and accrued and unpaid interest. If we are unable to consummate an additional financing prior to the maturity date of these debt instruments, or otherwise further extend or exchange them, we will be required to repay these securities, which may have an adverse effect on our cash position. If we are unable to make the scheduled principal and interest payments on these debt instruments or comply with applicable covenants contained therein, we may be in default under one or more these securities, which would likely have a material adverse effect on our business, financial condition and results of operations. Further, if we are unable to repay the secured debt instruments when due, or upon an event of default, the holders could foreclose on our encumbered assets.

The exercise of our outstanding options and warrants, or conversion of our outstanding convertible debt and convertible preferred stock, may depress our stock price and dilute your ownership of the company.

As of September 30, 2016, the following options, restricted stock units and warrants were outstanding:

•	Stock options to purchase approximately 685,000 shares of common stock at exercise prices ranging from $1.73 to $36.00 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $6.14 per share. These stock options are employee and non-executive director options.
•	Warrants to purchase approximately 4,206,000 shares of common stock with a weighted average exercise price of $4.91 per share.
•	An aggregate of approximately 36,000 unvested restricted stock units.

At September 30, 2016, there were 28,000 shares of our Series B convertible preferred stock outstanding, which were convertible into shares of our common stock at a conversion price equal to $25.20 per share. After completing the transaction to exchange shares of Series B preferred stock for shares Series E preferred stock, there are now outstanding 25,000 shares of Series E convertible preferred stock, which the holder may convert into an aggregate of 187,500 shares of our common stock at the initial conversion price of $4.00 per share. Further, there is currently outstanding 605,000 shares of Series D preferred stock, which are initially convertible into an aggregate of 619,154 shares of common stock at the initial conversion rate of $9.77139 per share (exclusive of any additional shares of common stock that we may elect to issue in lieu of paying cash dividends on the Series D preferred stock). Shares of common stock issued upon conversion of Series D or Series E preferred stock may be resold from time to time by a holder in accordance with Rule 144 under the Securities Act.

As of September 30, 2016 there was an aggregate principal amount of $1,470,000 of outstanding convertible debt, which, subject to certain limitations, may be convertible by holders into an aggregate of 596,000 shares of common stock. As of the filing date of this Quarterly Report on Form 10-Q, there is an aggregate principal amount of $2,545,199 of convertible debt, which may be convertible into a total of 1,253,792 shares of Common Stock, at a conversion price of $2.03 per share.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

a)	Sales of Unregistered Securities

Except as previously disclosed in reports filed with the SEC pursuant to the Securities and Exchange Act of 1934, as amended, and as described elsewhere in this Quarterly Report on Form 10-Q, we did not sell unregistered securities during the quarter ended September 30, 2016.

b)	Not applicable

c)	Repurchase of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2016.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

As of September 30, 2016, we had two classes of preferred stock outstanding, the Series B convertible preferred stock and the Series D convertible preferred stock. The Series B preferred stock bears a 10% dividend per annum, payable semi-annually in cash. As of September 30, 2016, there was $87,500 of accrued dividends on the Series B Preferred Stock. As of the filing date of this Quarterly Report on Form 10-Q, the arrearage on the Series B preferred stock was eliminated pursuant to the exchange agreement we entered into on March 20, 2017 with the former holder of the shares of Series B Preferred Stock. The Series D preferred stock bears a 5% dividend per annum, payable semi-annually in cash, or shares of common stock, at the company’s option. At September 30, 2016, the company has accrued a cumulative dividend in the amount of approximately $408,000 on the Series D preferred stock. As of the filing date of this Quarterly Report on Form 10-Q, the aggregate amount of the cumulative dividends on the Series D preferred stock which remain unpaid was approximately $620,000.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

Dated: June 23, 2017	By:	/s/ Hanif A. Roshan
Hanif A. Roshan
Chief Executive Officer and interim Principal Accounting Officer

