Form 10-Q
period 2016-12-31
AUTHENTIDATE HOLDING CORP
filed 2017-06-27
CIK 885074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of June 15, 2017, there were 7,249,370 shares of common stock, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2016	2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$356,077	$1,414,706
Restricted cash	120,695	120,695
Accounts receivable, net	1,074,660	2,142,514
Inventory, net	66,820	337,907
Prepaid expenses and other current assets	121,248	170,944
Total current assets	1,739,500	4,186,766

Property and equipment, net	2,881,518	3,476,670
Other assets
Intangibles	2,002,790	2,188,682
Security deposits	10,211	10,211
Deferred tax asset	38,493,000	38,493,000
Goodwill	3,318,000	3,318,000
Total assets	$48,445,019	$51,673,329

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$3,198,604	$4,329,187
Accrued expenses	1,285,818	1,751,234
Accrued commissions	1,034,009	1,106,555
Accrued dividends	603,248	402,000
Notes payable	1,920,000	2,977,811
Derivative liabilities	915,399	1,051,000
Total current liabilities	8,957,078	11,617,787
Deferred rent	109,505	114,379
Total liabilities	9,066,583	11,732,166
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.10 par value; 5,000,000 shares authorized,
Series B, 28,000 shares and Series D, 605,000 shares issued and outstanding on		-
December 31, and June 30, 2016 , respectively	63,300	63,300
Common stock, $.001 par value; 190,000,000 shares authorized, 7,168,384 and 5,772,258 shares
shares issued and outstanding on December 31, and June 30, 2016 , respectively	7,168	5,772
Additional paid-in capital	43,936,054	38,316,376
Retained earnings (accumulated deficit)	(4,628,086)	1,555,715
Total shareholders’ equity	39,378,436	39,941,163
Total liabilities and shareholders’ equity	$48,445,019	$51,673,329

The accompanying notes are an integral part of the condensed consolidated financial statements.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES CONDENSED

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net revenues
Fees for services	$4,565,435	$13,206,116	$10,256,731	$22,597,440
Hosted software services	311,671	-	658,605	-
Telehealth products and services	9,707	-	21,552	-
Total net revenues	4,886,813	13,206,116	10,936,888	22,597,440
Operating expenses
Cost of revenues	1,128,218	1,524,394	2,295,214	3,066,545
Write-down of inventory	-	-	237,674	-
Selling, general and administrative	4,293,640	5,501,539	7,875,641	10,184,162
Depreciation and amortization	394,484	222,015	803,147	576,004
Total operating expenses	5,816,342	7,247,948	11,211,676	13,826,711
Operating income (loss)	(929,529)	5,958,168	(274,788)	8,770,729
Other income (expenses)
Interest	(92,175)	9,091	(370,768)	9,091
Change in fair value of derivative liabilities	621,820	-	135,601
Total other income (expenses)	529,645	9,091	(235,167)	9,091
Income (loss) before provision for income taxes	(399,884)	5,967,259	(509,955)	8,770,729
(Benefit) provision for income taxes	45,404	11,339	-	17,339
Net income (loss)	$(445,288)	$5,955,920	$(509,955)	$8,753,390

Less: preferred dividends	$(100,624)	$-	$(201,248)	$-

Net income (loss) available to common shareholders	$(545,912)	$5,955,920	$(711,203)	$8,753,390

Earnings per share
Basic (loss) earnings per common share	$(0.09)	$6.22	$(0.12)	$9.14
Diluted (loss) earnings per common share	$(0.09)	$6.22	$(0.12)	$9.14

Weighted average number of common shares outstanding
Basic	6,015,053	958,030	5,893,655	958,030
Diluted	6,015,053	958,030	5,893,655	958,030

The accompanying notes are an integral part of the condensed consolidated financial statements.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES CONDENSED

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

				Retained
			Additional	Earnings	Total
	Preferred	Common	Paid-in	(Accumulated	Shareholders’
	Stock	Stock	Capital	Deficit)	Equity
Balance, June 30, 2016	$63,300	$5,772	$38,316,376	$1,555,715	$39,941,163
Share-based compensation expense			148,476		148,476
Common dividends for earn-out		1,396	5,471,202	(5,472,598)	-
Preferred dividends				(201,248)	(201,248)
Net loss				(509,955)	(509,955)
Balance, December 31, 2016	$63,300	$7,168	$43,936,054	$(4,628,086)	$39,378,436

The accompanying notes are an integral part of the condensed consolidated financial statements.

UTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,
	2016	2015
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(509,955)	$8,753,390
Adjustments to reconcile net income to net cash provided by operating activities
Write-off of inventory	237,674
Change in fair value of derivative liabilities	(135,601)	-
Bad debt expense		32,403
Depreciation and amortization	803,147	462,352
Share based compensation	148,476	-
Deferred rent	(4,874)	10,500
Changes in assets and liabilities
Accounts receivable	1,067,854	(3,533,153)
Inventory	33,413	13,690
Prepaid expenses and other current assets	49,696	(25,988)
Deposits	-	(10,211)
Accounts payable and other liabilities	(1,130,583)	(729,684)
Accrued expenses	(465,416)	(646,658)
Accrued commissions	(72,546)	539,119
Net cash provided by operating activities	21,285	4,865,760
Cash flows from investing activities
Purchases of property and equipment	(22,103)	(976,772)
Collections from notes receivable	-	50,000
Net cash used in investing activities	(22,103)	(926,772)
Cash flows from financing activities
Repayments of notes payable	(1,057,811)	-
Members distribution	-	(6,871,348)
Net cash used in financing activities	(1,057,811)	(6,871,348)
Net decrease in cash and cash equivalents	(1,058,629)	(2,932,360)
Cash and cash equivalents beginning of period	1,414,706	5,190,540
Cash and cash equivalents end of period	$356,077	$2,258,180

Supplemental disclosure of cash paid for:
Interest	$227,758	$-
Taxes	$-	$-

Non-cash investing and financing activities
Non-cash preferred dividends	$201,248	$-

Earn-out common dividends paid in stock	$5,472,598	$-

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

Going Concern

The Company’s capital requirements have been and will continue to be significant and it is expending significant amounts of capital to develop, promote and market its services. The Company’s available cash and cash equivalents as of December 31, 2016 totaled approximately $356,000 and the Company’s working capital deficit was approximately $7,218,000. At December 31, 2016, our current monthly operational requirements are approximately $1,300,000.

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

Accounts Receivable

Accounts receivable represent customer obligations due under normal trade terms, net of allowance for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. The allowance for doubtful accounts was approximately $874,000 and $769,000 as of December 31, 2016 and June 30, 2016, respectively.

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

United Billing Systems (“UBS”) revenue is a type of revenue from laboratory testing that is directly billed to the customer with no third-party reimbursement. This type of revenue makes up approximately 10% of total revenue. An example of UBS revenue is a situation when another reference laboratory contracts us for laboratory testing, and we charge them on a price per sample basis. This typically occurs when a laboratory does not have the capability to run specific tests, and they purchase them from us.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At December 31, 2016 and June 30, 2016, the Company had approximately $30,000 and approximately $1,165,000, respectively, in excess of FDIC-insured limits. The Company has not experienced any losses in such accounts.

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

In July 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. ASU 2015-11 requires inventory measured using any method other than last-in, first-out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Under this ASU, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. The Company will recognize its inventory at the lower of cost or net realizable value upon adoption.

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

Authentidate Holding Corp. & Subsidiaries

Notes to the Consolidated Financial Statements

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

On January 27, 2016 AHC completed the reverse merger with AEON, an expanding clinical laboratory based in Gainesville, GA. The transaction was structured as a tax-free exchange, with the former AEON members receiving shares of common stock of AHC at the closing, and potential further issuances of common stock tied primarily to the earnings of AEON during the five calendar years ending December 2019. The AEON members received an aggregate of 19.9% (958,030 shares) of the common stock of AHC effective at the closing and will receive an additional 5% (240,711 shares) of the outstanding common stock of the Company, as defined, upon approval of the merger transaction by the shareholders of the Company. On July 11, 2016, the shareholders of the Company approved the issuance of shares of common stock in connection with earn-out payments that may be payable pursuant to the Merger Agreement, and these shares were issued in December 2016. The AEON members can also earn additional shares of common stock to increase their aggregate holdings to up to 90% of the outstanding stock of AHC, as defined, based upon meeting the benchmark targets in the merger agreement, including delivering $16,000,000 in EBITDA for the calendar year ended 2015 which was achieved (1,155,414 shares approved and issued in December 2016), and $100,000,000 in aggregate EBITDA for the calendar years 2016 through 2019. Solely for accounting purposes, the additional shares issued to the former AEON members will be treated as dividends. In connection with the completion of the merger, Hanif A. (“Sonny”) Roshan, founder of AEON, became Chairman of the Company and subsequently became CEO of the Company on August 7, 2016, and Richard Hersperger, the CEO of AEON, became CEO of the Company at closing through August 7, 2016. Both Messrs. Roshan and Hersperger currently hold seats on the Board of Directors. The former AEON members will have the right to elect one director for each 10% of the outstanding shares of the Company’s common stock they hold as a group. Accordingly, the transaction was accounted for as a reverse acquisition under the provisions of ASC 805-40 Business Combinations – Reverse Acquisitions, with AEON becoming the acquirer for accounting purposes and AHC becoming the accounting acquiree. It was determined that AEON was the accounting acquirer as a result of the control over the Board of Directors of the combined company by the former AEON members, the senior management positions in the combined company held by former AEON management, and AEON’s size in comparison to AHC.

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

Authentidate Holding Corp. & Subsidiaries

Notes to the Consolidated Financial Statements

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

The fair value of the assets acquired and liabilities assumed were based on management estimates. Based upon the purchase price allocation, the following table summarizes the estimated provisional fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$30,000
Restricted cash	121,000
Accounts receivable	174,000
Inventory	360,000
Prepaid expenses and other current assets	464,000
Property and equipment	189,000
Trade names and licensed technology	2,344,000
Deferred tax assets	38,804,000
Total assets acquired at fair value	42,486,000

Accounts payable and accrued expenses	3,860,000
Notes payable	4,078,000
Derivative liabilities	1,066,000

Total liabilities assumed	9,004,000
Net assets acquired	33,482,000
Goodwill	3,318,000
Total preliminary purchase consideration	$36,800,000

4.	Inventory

Inventory consists of the following:

	December 31,	June 30,
	2016	2016

Laboratory testing supplies	$66,820	$100,233
Purchased components, net	-	31,068
Finished goods	-	206,606
Total inventory	$66,820	$337,907

Authentidate Holding Corp. & Subsidiaries

Notes to the Consolidated Financial Statements

5.	Property and Equipment

	December 31, 2016	June 30, 2016	Estimated Useful Life In Years

Machinery and equipment	$5,634,941	$5,591,564	3-6
Software	392,913	392,913	5-7
Furniture and fixtures	105,044	105,043	5-7
Leasehold improvements	69,268	64,193	(1)
	6,202,166	6,153,713
Less: Accumulated depreciation and amortization	(3,320,648)	(2,677,043)

Property and equipment, net	$2,881,518	$3,476,670

(1) Lesser of lease terms or estimated useful life

Depreciation on property and equipment for three and the six months ended December 31, 2016 was approximately $308,000 and $617,000 compared to $354,000 and $108,000 for the prior year periods.

6.	Intangible Assets

The following table sets forth intangible assets as follows:

	December 31, 2016			June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Useful Life In Years

Trademarks	$550,000	$72,024	$477,976	$550,000	$32,738	$517,262	7
Acquired technologies	1,794,000	269,186	1,524,814	1,794,000	122,580	1,671,420	3-7
Total	$2,344,000	$341,210	$2,002,790	$2,344,000	$155,318	$2,188,682

Amortization expense was approximately $93,000 and $0, and $187,000 and $0 for the three and six months ended December 31, 2016 and 2015, respectively. Amortization expense for the next five fiscal years and thereafter is expected to be as follows:

June 30,
2017 remaining	$186,114
2018	372,229
2019	372,229
2020	372,229
2021	317,729
Thereafter	382,260
$2,002,790

Authentidate Holding Corp. & Subsidiaries

Notes to the Consolidated Financial Statements

7.	Income Taxes

The Company’s effective tax rate for the three and six months ended December 31, 2016 was 41.2% and 41.2%, respectively. The Company calculates income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The differences between the effective tax rate and the U.S. federal statutory rate of 35% principally result from state and local taxes, graduated federal tax rate reductions, changes in the valuation allowance and non-deductible expenses.

At December 31, 2016, the Company’s net deferred tax assets amounted to approximately $38.5 million. Management has considered the realizability of the deferred tax assets and has concluded that a valuation allowance of approximately $22.4 million should be recorded, related to net operating loss carryforwards that are not anticipated to be realized. Although management determined that a valuation allowance was not required with respect to the remaining net deferred tax assets, realization of these assets is primarily dependent on achieving the forecast of future taxable income, as well as prudent and feasible tax planning strategies. Based upon the projections, the net operating loss carryforwards would be fully utilized before expiration.

8.	Notes Payable

The following table sets forth the secured and unsecured notes payable:

	December 31,	June 30,
	2016	2016
Secured
	$950,000	$950,000	9% interest paid upon maturity or early redemption
	320,000	320,000	10% interest paid annually
	1,270,000	1,270,000
Unsecured
	-	532,811	20% interest paid annually
	200,000	200,000	20% interest paid annually
	-	525,000	20% interest paid annually
	450,000	450,000	20% interest paid annually
	650,000	1,707,811
Total	$1,920,000	$2,977,811

Secured

The Company has a convertible note payable in the aggregate principal amount of $950,000. The note is convertible into shares of common stock at an initial conversion price of $2.25 per share, subject to adjustment. The convertible note is convertible beginning July 1, 2016 and was due December 17, 2016. Based on the initial conversion price, the note is convertible into up to 422,222 shares of common stock. If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price then in effect, such conversion price will be decreased to equal 85% of such lower price. The foregoing adjustments to the conversion price will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. In addition, the conversion price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The convertible note bears interest at 9% per annum with interest payable upon maturity or on any earlier redemption date. Accrued interest at December 31, 2016 was approximately $89,000. Following the date on which the convertible note first becomes convertible, the Company will have the right to redeem all or any portion of the outstanding principal balance of the note, plus all accrued but unpaid interest at a price equal to 110% of such amount. The holder of the convertible note shall have the right to convert any or the entire amount to be redeemed into common stock prior to redemption. Subject to certain exceptions, the new convertible note contains customary covenants against incurring additional indebtedness and granting additional liens and contains customary events of default. Upon the occurrence of an event of default under the convertible note, the holder may require the Company to repay all or a portion of the note in cash, at a price equal to 110% of the principal and accrued and unpaid interest. As described in greater detail in Note 15 to these financial statements, on March 20, 2017, this note was exchanged for a new promissory note in the aggregate principal amount of $1,056,875. The new note matures twelve months following such extension date and interest accrues on the principal amount of the new note at the rate of 5% per annum. The new note is secured by a lien on all of the Company’s assets and is convertible at the initial conversion price of $2.03 per share.

Authentidate Holding Corp. & Subsidiaries

Notes to the Consolidated Financial Statements

The Company issued a promissory note in the aggregate principal amount of $320,000 to an accredited investor in a private transaction. Accrued interest at December 31, 2016 is approximately $98,000. The note was due and payable on April 15, 2016 and interest accrues on the note at the rate of 10.0% per annum. The note is secured by a first priority lien on certain of our assets, as described in a security agreement entered into between the Company and the purchaser. Subject to certain exceptions, the note contains customary covenants against incurring additional indebtedness and granting additional liens and contains customary events of default. The note was convertible into shares of common stock of the Company at an initial conversion price of $4.86 per share. The conversion price is only subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The note was issued to an affiliate of J. David Luce, a former member of the Board of Directors. On September 1, 2016, the Company entered into an amendment agreement which extended the maturity date to December 1, 2016 at an interest rate of 5% per annum. In consideration for such agreement, the Company agreed that the note would be further modified so that it would be convertible into shares of common stock of the Company at a conversion price of $3.00 per share, which was equal to the most recent closing bid price of the Company’s common stock immediately prior to the execution of the amendment agreement. Based on the modified conversion price, the principal amount of the note will be convertible into 106,667 shares of common stock. The holder shall not have the right to convert the note to the extent that such conversion would result in the holder being the beneficial owner in excess of 4.99% of the Company’s common stock. The other terms and conditions of the note were not amended. As described in greater detail in Note 15 to these financial statements, on March 20, 2017, this note was combined with the $200,000 unsecured note held by the same entity and was exchanged for a new promissory note in the aggregate principal amount of $641,294. The new note matures twelve months following such extension date and interest accrues on the principal amount of the new note at the rate of 5% per annum. The new note is secured by a lien on all of the Company’s assets and is convertible at the initial conversion price of $2.03 per share.

Unsecured

The Company had an outstanding note payable to Lazarus Investment Partners, LLLP the former beneficial owner of approximately 15.0% of the Company’s common stock in the aggregate principal amount of $532,811. The note accrued interest at 20% per annum, payable in arrears, and was due upon the earlier of (i) December 17, 2016, or (ii) within 5 days of the closing of a sale of equity or debt securities of the Company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds. The note is neither secured by any of the Company’s assets nor convertible into equity securities of the Company. The note contains certain events of default that are customary for similar transactions. The note was repaid in full in December 2016 including accrued interest of approximately $123,000.

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

The Company had promissory notes in the aggregate principal amount of $525,000 to accredited investors. The notes were unsecured and are not convertible into equity securities of the Company. The notes bear interest at 20% per annum, payable in arrears, and were due upon the earlier of (i) September 18, 2016 for the $400,000 note, September 25, 2016 for the $50,000 note and September 30, 2016 for the $75,000 note, or (ii) within 30 days of the closing of a sale of equity or debt securities of the Company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds. Accrued interest at the maturity date of these notes totaled $79,000. During September 2016, the Company repaid these notes in full.

The Company had a promissory note in the aggregate principal amount of $450,000 to Optimum Ventures, LLC, a related party of Peachstate Health Management, LLC, through common ownership. The note is unsecured and is not convertible into equity securities of the Company. The note bears interest at 20% per annum, payable in arrears, and was due upon the earlier of (i) October 28, 2016, or (ii) within 30 days of the closing of a sale of equity or debt securities of the Company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds. Accrued interest at December 31, 2016 is approximately $114,000. As described in greater detail in Note 15 to these financial statements, on March 20, 2017, this note was exchanged for a new promissory note in the aggregate principal amount of $591,613. The new note matures twelve months following such extension date and interest accrues on the principal amount of the new note at the rate of 5% per annum. The new note is secured by a lien on all of the Company’s assets and is convertible at the initial conversion price of $2.03 per share.

Authentidate Holding Corp. & Subsidiaries

Notes to the Consolidated Financial Statements

9.	Equity

Preferred Stock

As of December 31, 2016, there were 28,000 shares of Series B convertible preferred stock outstanding. The Company has the right to repurchase the outstanding Series B preferred stock at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder of such shares has the right to convert shares of preferred stock into an aggregate of approximately 28,000 shares of our common stock at a conversion rate of $25.20 per share. In the event the Company elects to redeem these securities, the holder will be able to exercise its conversion right subsequent to the date that we issue a notice of redemption but prior to the deemed redemption date as would be set forth in such notice. Dividends on the Series B preferred stock accrue at a rate of $17,500 a quarter. At December 31, 2016, the Company accrued dividends in the amount of $105,000 which remains unpaid. As described in greater detail in Note 15 to these financial statements, in March 2017, the Company exchanged such shares of Series B Preferred Stock for a total of 25,000 shares of Series E Preferred Stock. The shares of Series E Preferred Stock will be initially convertible into an aggregate of 187,500 shares of Common Stock at the initial conversion rate of $4.00 per share. Each share of Series E Preferred Stock will have a stated value of $30.00 per share and will have the following rights and preferences: (i) each holder of the Series E Preferred Stock will have the right, at any time, to convert the shares of Series E Preferred Stock into shares of common stock; (ii) the Series E Preferred Stock will be redeemable at our option commencing one year after the closing date (provided that the Company’s common stock is listed on a national securities exchange at such time); and (iii) the Series E Preferred Stock will pay dividends at the rate of 5% per annum in cash. Pursuant to the exchange agreement for the preferred stock, the holders of the shares of Series B Preferred Stock agreed to waive all unpaid dividends that had accrued on the shares of Series B Preferred Stock.

As of December 31, 2016, there are 605,000 shares of Series D convertible preferred stock outstanding. The Series D preferred stock can be converted by the holders into an aggregate of 619,154 shares of common stock at an initial conversion rate of $9.77139 per share. The holders of such shares have the right to convert the preferred shares at any time; however, the shares received upon conversion may not be offered or sold except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The Company has the right to repurchase the outstanding Series D preferred stock at a redemption price equal to $10.00 per share, plus accrued and unpaid dividends, and to require holders to convert their Series D preferred stock beginning in June 2016. Dividends on the Series D preferred stock accrue at a rate of 5% per annum and are payable semi-annually in cash or stock at the Company’s option. At December 31, 2016, the Company has accrued dividends in the amount of approximately $499,000 which remain unpaid.

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

Authentidate Holding Corp. & Subsidiaries

Notes to the Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Basic earnings (loss) per share
Net (loss) income	$(445,288)	$5,955,920	$(509,955)	$8,753,390
Preferred stock dividends	(100,624)	-	(201,248)	-
Net income available\to common shareholders after preferred stock dividends	$(545,912)	$5,955,920	$(711,203)	$8,753,390
Weighted average shares used in the computation of basic earnings per share	6,015,053	958,030	5,893,655	958,030

Earnings (loss) per share - basic	$(0.09)	$6.22	$(0.12)	$9.14

Dilutive earnings (loss) per share
Income (loss) available to common shareholders	$(545,912)	$5,955,920	$(711,203)	$8,753,390
Interest on convertible debt, net of income tax	-	-	-	-
Change in fair value of derivative	-	-	-	-
Net income (loss) applicable to common shareholders plus assumed conversions	$(545,912)	$5,955,920	$(711,203)	$8,753,390
Weighted average shares used in the computation of basic earnings (loss) per share	6,015,053	958,030	5,893,655	958,030
Dilutive effect of options, warrants, and convertible debt	-	-	-	-
Shares used in the computation of diluted earnings (loss) per share	6,015,053	958,030	5,893,655	958,030

Earnings (loss) per share - diluted	$(0.09)	$6.22	$(0.12)	$9.14
Anti-dilutive options excluded:	$5,992,634	$-	$5,992,634	$-

Authentidate Holding Corp. & Subsidiaries

Notes to the Consolidated Financial Statements

Common Stock Warrants

A schedule of common stock warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding June 30, 2016	4,205,535	$4.91	4.68	$1,992,535
Issued	-
Expired	-
Outstanding December 31, 2016	4,205,535	$4.91	4.31	$3,265,125
Exercisable, December 31, 2016	4,149,979	$4.81	4.35	$3,265,125

10.	Share-Based Compensation

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

As a result of the July 2016 approval of the issuance of shares of common stock in connection with earn-out payments that may become payable in the future to former members of AEON, the Company issued to the former members of AEON an aggregate of 240,711 shares of common stock. In addition, based on the achievement of earnings milestone under the Merger Agreement, the Company issued the former members of AEON an aggregate of 1,155,415 shares of common stock on December 15, 2016. The fair value of these shares was $5,742,598.

Stock option activity under the Company’s stock option plans for employees and non-executive directors for the period ended December 31, 2016 is as follows:

Employees Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding June 30, 2016	159,817	$12.46	6.30	$11,864
Granted	-
Expired/Forfeited	(222)	$2.16
Outstanding December 31, 2016	159,595	$12.48	5.52	$26,667
Exercisable December 31, 2016	147,158	$12.51	5.60	$26,667

Authentidate Holding Corp. & Subsidiaries

Notes to the Consolidated Financial Statements

Non-Executive Director Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding June 30, 2016	485,532	$4.35	6.96	$198,346
Granted	72,006	3.47
Expired/forfeited	(38,087)	9.61
Outstanding and exercisable December 31, 2016	519,454	$4.21	7.25	$340,603

Employee options are granted at the closing price on the day of issuance and typically vest over a three-year period and non-executive director options are granted at market price and vest on the grant date. Stock based compensation was approximately $17,000 and $18,000 for the three and six month periods ended December 31, 2016, respectively. Options and warrants were issued for services performed in lieu of payment in cash for the in the six months ending December 31, 2016 of $130,923.

The Company utilized the following assumptions during the current fiscal year in valuing options:

Exercise price	$2.93 – $3.58
Risk free interest rate	1.57% - 1.60%
Expected volatility	40%
Term	10 years

As of December 31, 2016, there was approximately $1,500 of total unrecognized compensation expense related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 6 months.

As of December 31, 2016 there were approximately 35,800 restricted stock units outstanding that were granted to employees in connection with the Company’s compensation modification program. These restricted stock units vest when the Company achieves cash flow breakeven for two consecutive quarters, as defined. There were no unvested shares at June 30, 2016 and no restricted shares issued in the current period.

In December 2012, the board of directors agreed that all non-employee directors would receive all of their cash director compensation, including amounts payable for committee service, service as a committee chair and per meeting fees, in restricted shares of our common stock or stock options issued at fair value in accordance with the terms of the 2011 Plan for periods ending after December 2012. During the six months ended December 31, 2016, the Company issued 72,006 stock options (valued at approximately $131,000) to certain non-executive directors in connection with this program.

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

Authentidate Holding Corp. & Subsidiaries

Notes to the Consolidated Financial Statements

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

The Company’s Level 3 financial liabilities consist of the derivative conversion features issued in 2015. The Company valued the conversion features using a Black-Scholes model for all prior periods as well as September 30, 2016. Subsequent to September 30, 2016, the Company valued the conversion features using a Monte Carlo model. These models incorporate transaction details such as the Company’s stock price, contractual terms maturity, risk free rates and volatility as of the date of issuance and each balance sheet date.

The Company utilized the following assumptions in valuing the derivative conversion features during the three months ended December 31, 2016:

Exercise Price	$2.70
Risk free interest rate	1.79% - 1.90%
Expected volatility	40%
Remaining term	4.44 – 4.96 years

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

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

	Fair Value Measurements
	Using Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
December 31, 2016

Embedded Conversion Feature	$-	$-	$-	$-
Warrant Liabilities	915,399	-	-	915,399
	$915,399	$-	$-	$915,399

June 30, 2016

Embedded Conversion Feature	$367,142	$-	$-	$367,142
Warrant Liabilities	683,858	-	-	683,858
	$1,051,000	$-	$-	$1,051,000

Changes in the unobservable input values could potentially cause material changes in the fair value of the Company Level 3 financial instruments. The significant unobservable inputs used in the fair value measurements is the expected volatility assumption. As significant increase (decrease) in the expected volatility assumption could potentially result in a higher (lower) fair value measurement.

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

Authentidate Holding Corp. & Subsidiaries

Notes to the Consolidated Financial Statements

For the three months ended December 31, 2016, the Company recorded non-cash gains of $621,820 and gains of $135,601 for the three and six months ended December 31, 2016 in other income (expenses) for the change in the fair value of the derivative liabilities.

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

Authentidate Holding Corp. & Subsidiaries

Notes to the Consolidated Financial Statements

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2016, we are not aware of any obligations under such indemnification agreements that would require material payments.

13.	Related Party Transactions

Except as disclosed herein, we have not entered into any material transactions or series of similar transactions with any director, executive officer or any security holder owning 5% or more of our common stock since July 1, 2015.

Aeon leases its facilities from Centennial Properties of Georgia, LLC under a lease agreement dated March 1, 2014, as amended January 20, 2016. The lease provides for a term of 12 years expiring March 2032. The lease payments range from $46,500 to a maximum of $60,000. In connection with the lease agreement, as security for its rent and other obligations under the lease, AEON has provided to the landlord a first priority lien and security interest in substantially all of its assets. The landlord under the lease is Centennial Properties of Georgia, LLC, a Georgia limited liability company. Centennial is owned by Sonny Roshan, Shawn Desai, Pyarali Roy and Sohail Ali, all of whom are AEON members and will be receiving AHC Common Stock as a result of the transaction. Mr. Roshan is the Chairman of AEON and now serves as the Chairman and CEO of Authentidate. Mr. Desai is the Chief Technology Officer of AEON. Mr. Roy is the Chief Strategy Officer of AEON. Related party rent expense for the three months ending December 31, 2016 and 2015 was approximately $139,500 and $72,750, respectively.

The Company holds certain notes payables with shareholders and affiliates of board members of the Company, as described in Notes 8 and 17. Interest expense relating to these notes amounted to approximately $194,000 for the six months ended December 31, 2016.

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

Authentidate Holding Corp. & Subsidiaries

Notes to the Consolidated Financial Statements

Currently, management runs each segment separately and measures profitability and operational performance based on the financial records independently maintained by two separate systems.

Selected financial information related to the Company’s segments is presented below for the three and six months ended December 31:

	AEON	Authentidate	Total

Three Months ended December 31, 2016
Net revenues	$4,565,435	$321,378	$4,886,813
Cost of revenues	1,072,893	55,325	1,128,218
Operating expenses	4,496,126	1,320,216	5,816,342
Operating loss	(768,933)	(160,596)	(929,529)

Six Months ended December 31, 2016
Net revenues	$10,256,731	680,157	$10,936,888
Cost of revenues	2,176,105	356,783	2,532,888
Operating expenses	8,496,705	2,764,971	11,211,676
Operating loss	(131,427)	(143,361)	(274,788)

Three Months ended December 31, 2015
Net revenues	$13,206,116	$—	$13,206,116
Cost of revenues	1,524,394	—	1,524,394
Operating expenses	7,247,948	—	7,247,948
Operating income	5,958,168	—	5,958,168

Six Months ended December 31, 2015
Net revenues	$22,597,440	—	$22,597,440
Cost of revenues	3,066,545	—	3,066,545
Operating expenses	13,826,711	—	13,826,711
Operating income	8,770,729	—	8,770,729

December 31, 2016
Total assets	6,389,957	42,055,062	$48,445,019

June 30, 2016
Total assets	$6,777,791	$44,895,538	$51,673,329

15.	Subsequent Events

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

In addition, on January 31, 2017, the Company determined to eliminate the position of Chief Operating Officer effective immediately. Accordingly, the Company’s employment of William P. Henry, who has been serving as the Company’s Chief Operating Officer since January 27, 2016, terminated effective as of January 31, 2017. On February 27, 2017, the Company entered into a separation agreement and general release with Mr. Henry addressing post-employment compensation arrangements. The separation agreement provides that Mr. Henry will receive the following in consideration of the general release granted by him to the Company: (i) a severance payment in the amount of $160,000, payable in equal installments on each of the Company’s regular pay dates during the twelve months commencing on the first regular executive pay date after May 1, 2017; (ii) such number of shares of Common Stock of the Company which shall be determined by dividing $160,000 by the closing sales price of the Company’s Common Stock on the execution date of the separation agreement; (iii) stock option awards previously granted to Mr. Henry during his service as the chief strategy officer of the Company shall remain exercisable for the full duration of their original exercise periods; and (iv) Mr. Henry’s current health insurance and other benefits will continue until February 1, 2018 and the Company shall promptly reimburse Mr. Henry for unreimbursed business expenses arising out of his service to the Company and for reasonable legal fees and costs of negotiating the Separation Agreement. Effective with the execution of the Separation Agreement, Mr. Henry resigned from the Board of Directors.

Effective as of January 31, 2017, the Company accepted a short-term loan in the aggregate principal amount of $250,000 from Hanif A. Roshan, the Company’s Chief Executive Officer and Chairman of the Board. To evidence the loan, the Company issued Mr. Roshan a promissory note (the “Note”) in the aggregate principal amount of $250,000. The Note is an unsecured obligation of the Company and is not convertible into equity securities of the Company. The Note is due and payable on the 30-day anniversary of the issue date and interest shall accrue on the Note at the rate of 12.0% per annum. The Note was exchanged for a new secured convertible note in the exchange transaction described below.

Authentidate Holding Corp. & Subsidiaries

Notes to the Consolidated Financial Statements

On March 20, 2017, the Company entered into a note exchange agreement with the holders of an aggregate principal amount of $2,170,000 of outstanding promissory notes (the “Original Notes”), which were due and payable, pursuant to which the Company agreed to issue the holders of such notes, in consideration of the cancellation of the Original Notes, new promissory notes in the aggregate principal amount of $2,545,199, which is equal to the sum of the aggregate principal amount of the Original Notes plus the accrued but unpaid interest on the Original Notes (the “New Notes”). The New Notes are convertible into shares of the Company’s Common Stock at an initial conversion price of $2.03 per share. Based on the initial conversion prices, the New Notes will be convertible into up to 1,253,792 shares of common stock. If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price then in effect, such conversion price will be decreased to equal 85% of such lower price. The foregoing adjustments to the conversion price will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. In addition, the conversion price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. All of the New Notes have a maturity date of one year from the closing date. The New Notes are being issued in consideration of the exchange of (i) an aggregate principal amount of $950,000 of Original Notes currently convertible at a price of $2.25 per share, (ii) an aggregate principal amount of $520,000 of Original Notes which are currently convertible at a price of $3.00 per share, and (iii) an aggregate principal amount of $700,000 of unconvertible Original Notes. As the conversion price of the New Notes is below $2.25, the exercise price of outstanding warrants to purchase an aggregate of 825,184 shares of common stock has been adjusted from $2.70 per share to $2.07 per share.

The New Notes will bear interest at the rate of 5% per annum with interest payable upon maturity, the conversion of the New Notes or on any earlier redemption date. Commencing one month after the Company’s common stock is listed for trading on a national securities exchange. The Company will have the right to redeem all or any portion of the outstanding principal balance of the New Notes, plus all accrued but unpaid interest at a price equal to 110% of such amount. The holders of the New Notes shall have the right to convert any or the entire amount to be redeemed into common stock prior to redemption. Subject to certain exceptions, the New Notes are senior to existing and future indebtedness of the Company and will be secured by a first priority lien on all of the Company’s assets to the extent and as provided in a Security Agreement entered into between the Company and the holders. Subject to certain exceptions, the New Notes contain customary covenants against incurring additional indebtedness and granting additional liens and contains customary events of default. Upon the occurrence of an event of default under the New Notes, the holders may require the Company to repay all or a portion of the note in cash, at a price equal to 110% of the principal, plus accrued and unpaid interest.

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

Toxicology is a major component of AEON’s product mix and will continue to be an important element of AEON’s business strategy. AEON’s toxicology testing provides information about the medication and other substances in the patient’s system from either urine or oral fluid samples. This information helps guide a clinician’s treatment of a patient. In addition, this testing ensures the safe use of prescriptions and is designed to help doctors provide the highest level of care. AEON offers a comprehensive set of toxicology tests and conducts more than 12,000 tests per month.

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

Fees for the laboratory services we provide are reimbursed by Medicare, Medicaid and commercial payors and are established in the Clinical Laboratory Fee Schedule (CLFS). Historically, these fee schedules are subject to annual adjustments. During the quarter ended December 31, 2016, approximately 36.6% of the Company’s revenue was reimbursed from Medicare under the CLFS with the balance of the Company’s revenue derived from commercial insurance providers and Medicaid. For the quarter ended December 31, 2016, toxicology testing represented approximately 96.4% of all of laboratory testing services that the Company provided. Further, during the quarter ended December 31, 2016, approximately 59% of the Company’s revenues from laboratory testing services was derived from the provision of toxicology testing services.

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

We experienced an overall decrease in revenues for the three and six month periods ended December 31, 2016, as compared to the quarter ended December 31, 2015, due to the reductions in reimbursement rates and the imposition of more stringent payment guidelines described above. Further, revenues for the three and six month periods ended December 31, 2016, also reflect the adjustment of our revenue estimates based on historical experience.

Further payment reductions to Medicare, Medicaid and other government programs could have a direct adverse effect on the Company’s net earnings and cash flows. The Company cannot predict whether changes will be implemented that will result in further payment reductions. In addition to changes in reimbursement rates, the Company is also impacted by changes in coverage policies for laboratory tests. For example, CLFS coding and billing changes related to toxicology and other procedures were implemented in 2016. The Company experienced delays in the pricing and implementation of the new toxicology codes. Further coding and billing changes related to toxicology testing and other procedure types have been implemented in 2017. The Company expects delays in the pricing and implementation of these new codes, and while the impact on price and margins is currently unclear, the Company anticipates that some of that impact will be mitigated by timely negotiation with payers impacted by these changes.

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

Long-lived assets held and used by the Company are reviewed for impairment, in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment”; whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. At December 31, 2016 and June 30, 2016, the Company did not record any impairment charges.

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

Prior to the reverse merger, AEON elected to be taxed as an S Corporation for federal and certain state income tax purposes. Under this election substantially all of the profits, losses, credits and deductions of the Company are passed through to the individual shareholders. Therefore prior to the reverse merger no provision or liability for income taxes has been included in these consolidated financial statements except for state and localities where the S Corporation status has not been recognized. The provision for income taxes consisting of current franchise and excise taxes for state and localities were $11,000 and $17,000 for the three and six months ended December 31, 2015.

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

Results of Operations

Three and six months ended December 31, 2016 compared to three and six months ended December 31, 2015

Revenues were $4,886,813 for the quarter ended December 31 2016 compared to $13,206,116 for the prior year period. These results reflect a decrease of approximately 63.0% primarily due from Medicare and Medicaid reimbursements offset in part by the addition of revenue from web-based software services and telehealth products and services. Revenues for the fiscal quarter ended December 31, 2016 also reflect the adjustment of revenue estimates based on historical experience, as described in greater detail in Item 4, “Controls and Procedures” under the caption “Restatement of 10-Q for the Period Ended March 31, 2016”. Revenue for the six months ended December 31, 2016 was $10,936,888 compared to $22,597,440 for the prior year period reflecting a 51.6% decrease compared to the prior year. The decrease in revenue for the year to date fiscal year was primarily due to the reasons explained above for the quarterly revenue decrease.

Cost of revenues was $1,128,218 or 23.1% of revenue for the quarter ended December 31, 2016 compared to $1,524,394 or 11.5% for the prior year period, due primarily to the revenue reduction mentioned above as a result of reductions from government and private reimbursements. Compared with the prior year, cost of revenue decreased, but not in the same proportion as the revenue decrease. Cost of revenue for the six months ended December 31, 2016 decreased to $2,295,214 or 21.0% of revenue compared to $3,066,545 or 13.6% of revenue for the prior year period reflecting the reasons mentioned above for the quarter. In addition, the Company wrote down the value of inventory of purchased components for approximately $32,000 and finished goods of $206,000 during the six months ended December 31, 2016 to net realizable value.

Gross margin as a percent of revenue for the quarter ended December 31, 2016 was approximately 77.4% as compared to 88.5% for the prior year period and was approximately 76.8% for the six months ended December 31, 2016 compared to 86.4% for the prior year period for the reasons mentioned above.

Selling general and administrative expenses decreased to $4,293,640 or 87.9% of total revenue for the quarter ended December 31, 2016 compared to $5,501,539 or 41.7% of total revenue for the prior year period. The decrease was primarily due to lower commissions in the current quarter as a result of the decrease in revenue mentioned above and cost reductions as a result of centralizing support functions of both companies. Selling general and administrative expenses decreased to $7,875,641 or 72.0% of revenue for the six months ended December 31, 2016 compared to $10,184,162 or 45.1% of revenue for the prior year period.

Depreciation and amortization expense was $394,484 for the quarter ended December 31, 2016 compared to $222,015 for the prior year period and $803,147 for the six months ended December 31, 2016 compared to $576,004 for the prior year period. The increase in 2016 was due primarily to the intangible assets acquired in the merger.

Other income was $529,645 for the quarter ended December 31, 2016 as compared to other income of $9,091 for the prior year period due primarily to non-cash gain for the change in the fair value of embedded derivatives and warranty liabilities. Other expense was $235,167 for the six months ended December 31, 2016 as compared to other income of $9,091 for the prior year period due primarily to interest expense on the notes payable and a non-cash loss in the previous quarter in the fair value of the embedded derivatives and warranty liabilities.

Expense from income tax was $45,404 for the quarter ended December 31, 2016 compared to a provision of $11,339 for the prior year period. An expense from income tax was $0 for the six months ended December 31, 2016 compared to a provision of $17,339 for the prior year period. The variance between the current and prior year is primarily due to the change in net income or loss for the periods.

Net loss for the quarter ended December 31, 2016 was $(445,288) or a loss of $(0.09) per share on a basic and diluted basis compared to net income of $5,955,920 or $6.22 per share on both a primary and diluted basis for the prior year period. Net loss for the six months ended December 31, 2016 was $(509,955) or a loss of $(0.12) per share on a basic and diluted basis compared to net income of $8,753,390 or $9.14 per share on a basic and diluted basis for the prior period.

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

Cash Flows

At December 31, 2016, unrestricted cash and cash equivalents amounted to approximately $356,000 and current assets at that date were approximately $1,740,000 compared to June 30, 2016 cash and cash equivalents of approximately $1,415,000 and current assets of approximately $4,187,000. Our current estimated monthly operational requirements are approximately $1,300,000. Currently, our available cash and cash equivalents as of the filing date of this Quarterly Report on Form 10-Q is approximately $985,000. Net cash provided by operating activities for the six months ended December 31, 2016 was approximately $21,000, net cash used by investing activities was approximately $22,000, net cash used in financing activities was approximately $1,058,000 and total cash used was approximately $1,059,000 primarily for repayments of notes payable.

Going Concern

As of the filing date of this Quarterly Report on Form 10-Q, and after giving effect to the recent note exchange transaction described in greater detail above in Note 15 of the notes to Condensed Consolidated Financial Statements, there is outstanding an aggregate principal amount of $2,545,199 of senior secured convertible notes with a maturity date of March 20, 2018 and a secured note subordinated to the interests of the existing senior lenders in the principal amount of $330,000 with a maturity date of June 15, 2018. We expect our existing resources, revenues generated from operations, and proceeds received from other transactions we are considering (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, no assurances can be given, that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy our other obligations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. Accordingly, we need to raise additional capital and are exploring potential transactions to improve our capital position. Unless we are able to increase revenues substantially or generate additional capital from other transactions, our current cash resources will only satisfy our working capital needs for a limited period of time.

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

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2016, we were not aware of any obligations under such indemnification agreements that would require material payments.

Other Matters

The events and contingencies described below have impacted or may impact our liquidity and capital resources.

As of December 31, 2016, 28,000 shares of our Series B preferred stock, originally issued in a private financing in October 1999, remained outstanding. As of October 1, 2004, our right to redeem these shares of Series B preferred stock vested. Accordingly, we have the right to repurchase such shares at a redemption price equal to $25.00 per share, plus accrued and unpaid dividends. The holder, however, has the right to convert these shares of preferred stock into an aggregate of 27,777 shares of our common stock at a conversion rate of $25.20. As of June 30, 2016, no shares of the Series B preferred stock have been redeemed. Dividends on the Series B preferred stock accrues at a rate of $70,000 per annum. At December 31, 2016, the Company has accrued dividends in the amount of $105,000. In March 2017, we exchanged the outstanding shares of Series B Preferred Stock for shares of Series E Preferred Stock and issued 25,000 shares of Series E Preferred Stock in this transaction. The shares of Series E Preferred Stock are initially convertible into an aggregate of 187,500 shares of Common Stock at the initial conversion rate of $4.00 per share. The conversion price of the new preferred stock will be subject to adjustment solely in the event of stock dividends, combinations, splits, recapitalizations, and similar corporate events and does not provide for general price-based anti-dilution adjustments. Each share of Series E Preferred Stock will have a stated value of $30.00 per share. On March 20, 2017, we filed with the State of Delaware a Certificate of Designations, Rights and Preferences and Number of Shares of Series E Convertible Preferred Stock, referred to as the Series E Designation. The Series E Designation defines the rights and preferences of the Series E Preferred Stock and provides that each share of Series E Preferred Stock will have the following rights and preferences: (i) each holder of the Series E Preferred Stock will have the right, at any time, to convert the shares of Series E Preferred Stock into shares of common stock; (ii) the Series E Preferred Stock will be redeemable at our option commencing one year after the closing date (provided that the Company’s common stock is listed on a national securities exchange at such time); and (iii) the Series E Preferred Stock will pay dividends at the rate of 5% per annum in cash. Pursuant to the exchange agreement for the preferred stock, the holder of the shares of Series B Preferred Stock agreed to waive all unpaid dividends that had accrued on the shares of Series B Preferred Stock.

In connection with our private placement of Series D preferred stock in June 2013, we issued 665,000 shares of Series D 5% convertible preferred stock. Presently, there are 605,000 shares of Series D preferred stock outstanding. The Series D preferred stock is convertible into 619,154 shares of our common stock at the conversion rate of $9.77139 per share. Each share of Series D preferred stock has a stated value of $10.00 per share. The Company has the right to repurchase these shares at the stated value per share, plus accrued and unpaid dividends and to require the holders to convert such securities into common stock starting in June 2016. Each holder of our Series D preferred stock has the right to convert such shares into common stock at any time commencing on the six-month anniversary date of the issue date. The Series D preferred stock pays dividends at the rate of 5% per annum, payable in cash or shares of common stock, at the Company’s option, subject however, to limitations required by the NASDAQ stock market. At December 31, 2016, the Company has accrued dividends in the amount of approximately $491,000 which remain unpaid.

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

As of December 31, 2016, we are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At December 31, 2016, our unrestricted cash totaled approximately $356,000 and was in non-interest bearing checking accounts used to pay operating expenses.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and principal accounting officer (“PAO”), as appropriate, to allow timely decisions regarding required disclosure. As of the date of this report our CEO also serves as our principal financial officer. Our management, under the supervision and with the participation of its CEO and PAO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Our management identified material weaknesses in the control environment described below, and as a result of these material weaknesses, our CEO and PAO concluded that our disclosure controls and procedures were not effective as of December 31, 2016. Notwithstanding the foregoing, our CEO and PAO believe that the financial statements included in this report fairly present in all material respects (and in accordance with U.S. generally accepted accounting principles) our financial condition, results of operations and cash flows for the periods presented.

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

Monitoring and Control Activities - In order to further strengthen internal control over financial reporting at the process level, we have performed certain remediation actions, the performance of an internal review of accounting methodologies, reporting architecture, review existing personnel and propose a specific course of action to ensure compliance in all facets of accounting and external reporting.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Restatement of 10-Q for the Period Ended March 31, 2016

On April 5, 2017, we filed an amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 (the “Amended Form 10-Q”) to restate the financial statements contained therein. As described in our Amended Form 10-Q, the restatement was necessitated due to errors in the revenue estimates employed for the quarter ended March 31, 2016. This error was caused by the changes in the claims adjudication processes utilized by payors beginning in January 2016 as well as the decision by the Centers for Medicare and Medicaid Services (CMS) in January 2016 to reduce the unit reimbursement rate for many of the tests typically performed by the Company along with the number of tests that CMS would reimburse. Because Medicare and Medicaid account for close to 50% of our annual revenue, this reduction in reimbursement rates had a substantial negative impact on our revenue and because we were still billing at 2015 rates and did not adjust our historical percentage of total billings downward to compensate for the new lower reimbursement rates. Following management’s review of these matters, we determined that our estimated collections rate for the quarter ended March 31, 2016 should have been approximately 10.41%, instead of 15.25%, resulting in a decrease in revenues for the quarter of approximately $2,113,000. Management has also concluded that the errors in accounting for the changes in payor adjudication processes and the adjustment in CMS reimbursement rates resulted from the material weaknesses in our internal control over financial reporting. The Company will augment its plan to remediate the material weaknesses in its control structure to address the factors that resulted in the restatement to its Quarterly Report for the quarter ended March 31, 2016. The condensed consolidated financial statements for the six months ended December 31, 2016 presented in this Quarterly Report on Form 10-Q are based on the adjustments to our revenue estimates described above.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Item 1 of Part I, “Financial Statements — Note 13 — Commitments and Contingencies.

ITEM 1A.	RISK FACTORS.

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Quarterly Report on Form 10-Q is set forth below. Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the risks described below and the other information set forth elsewhere in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended June 30, 2016 and in our other reports filed with the SEC for a discussion of the risks associated with our business, financial condition and results of operations. These risks have affected, and in some cases could, have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by the Company in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. If any of the matters or events described in the following risks actually occurs, our business, financial condition or results of operations could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment due to any of these risks. Except as set forth below, we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 and our reports subsequently filed with the SEC.

Our capital requirements are significant and unless our revenues can sufficiently support our operating costs, we expect to raise additional capital to finance our operations and repay outstanding debt obligations.

Our capital requirements have been and will continue to be significant. We are expending significant amounts of capital to develop, promote and market our services. Our available cash and cash equivalents as of December 31, 2016 totaled approximately $356,000. However, our available cash and cash equivalents as of the filing date of this Quarterly Report on Form 10-Q is approximately $985,000 and our estimated monthly operational requirements is approximately $1,300,000. Further, as of the filing date of this Quarterly Report on Form 10-Q, and after giving effect to the recent note exchange transaction described in greater detail above and the settlement of the arbitration proceeding with our former chief financial officer, there is outstanding an aggregate principal amount of approximately $2,875,000 of secured notes all of which have a maturity date during the fiscal year ending June 30, 2018. We expect our existing resources, revenues generated from operations, and proceeds received from other transactions we are considering (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, no assurances can be given that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy our other obligations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. Accordingly, we need to raise additional capital and are exploring potential transactions to improve our capital position. Unless we are able to increase revenues substantially or generate additional capital from other transactions, our current cash resources will only satisfy our working capital needs for a limited period of time.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2016. We identified a number of material weaknesses in our internal control over financial reporting and concluded that, as of December 31, 2016, we did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of these material weaknesses, see Item 4, “Controls and Procedures.” Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. As described in Item 4, “Controls and Procedures” we restated our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. Moreover, other material weaknesses may be identified.

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

As of December 31, 2016, there was an aggregate principal amount of indebtedness totaling $1,920,000, which consisted of secured notes of $1,270,000 and unsecured notes of $650,000. The principal amount of this outstanding indebtedness accrues interest at various rates between 5% and 20% per annum. Subsequent to June 30, 2016, an aggregate of approximately $1,058,000 of these obligations were repaid. As of the filing date of this Quarterly Report on Form 10-Q, and after giving effect to the recent note exchange transaction described in greater detail above, and the settlement of the arbitration proceeding with our former chief financial officer, there is outstanding an aggregate principal amount of approximately $2,875,000 of secured notes, all of which have a maturity date during the fiscal year ending June 30, 2018.All of the outstanding notes contain covenants and events of default customary for transactions of this nature and are secured by a lien on our assets. For example, the outstanding senior secured notes include restrictions against incurring additional indebtedness and granting further security interests on our assets. Accordingly, without the consent of the holders of these senior debt instruments we must comply with these restrictions. Additionally, among the defined events of default are defaults of our payment obligations, breach of any material covenant or representation of the convertible debentures or the related transaction agreements, and the commencement of proceedings under applicable U.S. federal or state bankruptcy, insolvency, reorganization or other similar laws either against us or by us. Upon the occurrence of an event of default under the convertible debentures, a holder may require us to repay all or a portion of the outstanding principal, plus interest and certain of our outstanding debt instruments also require that any repayment due to a default will require immediate repayment of the principal and accrued and unpaid interest. If we are unable to consummate an additional financing prior to the maturity date of these debt instruments, or otherwise further extend or exchange them, we will be required to repay these securities, which may have an adverse effect on our cash position. If we are unable to make the scheduled principal and interest payments on these debt instruments or comply with applicable covenants contained therein, we may be in default under one or more these securities, which would likely have a material adverse effect on our business, financial condition and results of operations. Further, if we are unable to repay the secured debt instruments when due, or upon an event of default, the holders could foreclose on our encumbered assets.

The exercise of our outstanding options and warrants, or conversion of our outstanding convertible debt and convertible preferred stock, may depress our stock price and dilute your ownership of the company.

As of December 31, 2016, the following options, restricted stock units and warrants were outstanding:

•	Stock options to purchase approximately 679,000 shares of common stock at exercise prices ranging from $1.73 to $36.00 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $5.86 per share. These stock options are employee and non-executive director options.
•	Warrants to purchase approximately 4,206,000 shares of common stock with a weighted average exercise price of $4.91 per share.
•	An aggregate of approximately 28,000 unvested restricted stock units.

At December 31, 2016, there were 28,000 shares of our Series B convertible preferred stock outstanding, which were convertible into shares of our common stock at a conversion price equal to $25.20 per share. After completing the transaction to exchange shares of Series B preferred stock for shares Series E preferred stock, there are now outstanding 25,000 shares of Series E convertible preferred stock, which the holder may convert into an aggregate of 187,500 shares of our common stock at the initial conversion price of $4.00 per share. Further, there is currently outstanding 605,000 shares of Series D preferred stock, which are initially convertible into an aggregate of 619,154 shares of common stock at the initial conversion rate of $9.77139 per share (exclusive of any additional shares of common stock that we may elect to issue in lieu of paying cash dividends on the Series D preferred stock). Shares of common stock issued upon conversion of Series D or Series E preferred stock may be resold from time to time by a holder in accordance with Rule 144 under the Securities Act.

As of December 31, 2016 there was an aggregate principal amount of $1,470,000 of outstanding convertible debt, which, subject to certain limitations, may be convertible by holders into an aggregate of 596,000 shares of common stock. As of the filing date of this Quarterly Report on Form 10-Q, there is an aggregate principal amount of $2,545,199 of convertible debt, which may be convertible into a total of 1,253,792 shares of Common Stock, at a conversion price of $2.03 per share.

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

Except as previously disclosed in reports filed with the SEC pursuant to the Securities and Exchange Act of 1934, as amended, and as described elsewhere in this Quarterly Report on Form 10-Q, we did not sell unregistered securities during the six months ended December 31, 2016.

b)	Not applicable

c)	Repurchase of Equity Securities

We did not repurchase any of our equity securities during the three months ended December 31, 2016.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

As of December 31, 2016, we had two classes of preferred stock outstanding, the Series B convertible preferred stock and the Series D convertible preferred stock. The Series B preferred stock bears a 10% dividend per annum, payable semi-annually in cash. As of December 31, 2016, there was $105,000 of accrued dividends on the Series B Preferred Stock. As of the filing date of this Quarterly Report on Form 10-Q, the arrearage on the Series B preferred stock was eliminated pursuant to the exchange agreement we entered into on March 20, 2017 with the former holder of the shares of Series B Preferred Stock. The Series D preferred stock bears a 5% dividend per annum, payable semi-annually in cash, or shares of common stock, at the company’s option. At December 31, 2016, the company has accrued a cumulative dividend in the amount of approximately $491,000 on the Series D preferred stock. As of the filing date of this Quarterly Report on Form 10-Q, the aggregate amount of the cumulative dividends on the Series D preferred stock which remain unpaid was approximately $620,000.

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

AUTHENTIDATE HOLDING CORP.

Dated: June 27, 2017	By:	/s/ Hanif A. Roshan
Hanif A. Roshan
Chief Executive Officer and interim Principal Accounting Officer

