Form 10-Q
period 2017-03-31
AUTHENTIDATE HOLDING CORP
filed 2017-07-28
CIK 885074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 20, 2017 there were 7,249,370 shares of common stock, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2017	2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,155,273	$1,414,706
Restricted cash	120,695	120,695
Accounts receivable, net	1,731,859	2,142,514
Inventory, net	46,861	337,907
Prepaid expenses and other current assets	124,933	170,944
Total current assets	3,179,621	4,186,766

Property and equipment, net	2,581,287	3,476,670
Other assets
Intangibles	1,909,733	2,188,682
Security deposits	10,211	10,211
Deferred tax asset	38,493,000	38,493,000
Goodwill	3,318,000	3,318,000
Total assets	$49,491,852	$51,673,329

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$2,874,281	$4,329,187
Accrued expenses	956,807	1,751,234
Accrued commissions	1,288,609	1,106,555
Accrued dividends	557,726	402,000
Notes payable	2,545,197	2,977,811
Derivative liabilities	987,015	1,051,000
Total current liabilities	9,209,635	11,617,787
Deferred Rent	123,008	114,379
Total liabilities	9,332,643	11,732,166
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.10 par value; 5,000,000 shares authorized, Series B, 0 and 28,000 shares,Series D, 605,000 shares and Series E 25,000 and 0 shares issued and outstanding at March 31, 2017, and June 30, 2016 , respectively	63,000	- 63,300
Common stock, $.001 par value; 190,000,000 shares authorized, 7,168,384 and 5,772,258 shares issued and outstanding on March 31, 2017, and June 30, 2016 , respectively	7,168	5,772
Additional paid-in capital	44,024,631	38,316,376
(Accumulated deficit) retained earnings	(3,935,590)	1,555,715
Total shareholders’ equity	40,159,209	39,941,163
Total liabilities and shareholders’ equity	$49,491,852	$51,673,329

The accompanying notes are an integral part of the condensed consolidated financial statements.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES CONDENSED

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net revenues
Fees for services	$5,212,634	$5,244,059	$15,469,366	$27,841,500
Hosted software services	314,812	249,104	973,417	249,104
Telehealth products and services	4,364	10,105	25,916	10,105
Total net revenues	5,531,810	5,503,268	16,468,699	28,100,709
Operating expenses
Cost of revenues	908,290	2,266,891	3,203,504	5,333,436
Write-down of inventory	-	-	237,674	-
Selling, general and administrative	3,388,403	4,098,396	11,264,267	14,091,897
Depreciation and amortization	393,510	400,110	1,196,435	876,112
Total operating expenses	4,690,203	6,765,397	15,901,880	20,301,445
Operating income (loss)	841,607	(1,262,129)	566,819	7,799,264
Other (expenses) income
Interest	(73,017)	(93,734)	(443,785)	(93,734)
Change in fair value of derivative liabilities	256,806	(340,000)	392,407	(340,000)
Loss on extinguishment of debt	(258,037)	-	(258,037)
Other	-	(25,710)	-	(16,618)
	(74,248)	(459,444)	(309,415)	(450,352)
Income (loss) before provision for income taxes	767,359	(1,721,573)	257,404	7,348,912
Provision for income taxes	-	(1,017,600)	-	(1,009,940)
Net income (loss)	$767,359	$(2,739,173)	$257,404	$6,338,972

Less: preferred dividends	$(74,863)	$(67,082)	$(276,111)	$(67,082)

Net income (loss) available to common shareholders	$692,496	$(2,806,255)	$(18,707)	$6,271,890

Earnings (loss) per share
Basic earnings (loss) per common share	$0.10	$(0.65)	$(0.00)	$3.04
Diluted earnings (loss) per common share	$0.04	$(0.65)	$(0.00)	$2.44

Weighted average number of common shares outstanding
Basic	7,168,329	4,327,990	6,312,344	2,064,951
Diluted	8,765,657	4,327,990	6,312,344	2,694,990

The accompanying notes are an integral part of the condensed consolidated financial statements.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES CONDENSED

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

					Additional	Retained Earnings	Total
	Number of	Preferred	Number of	Common	Paid-in	(Accumulated	Shareholders’
	Shares	Stock	Shares	Stock	Capital	Deficit)	Equity
Balance, June 30, 2016	633,000	$63,300	5,772,258	$5,772	$38,316,376	$1,555,715	$39,941,163
Share-based compensation expense					186,753		186,753
Common dividends for earn-out			1,396,071	1,396	5,471,202	(5,472,598)	-
Preferred dividends							-
Series E Preferred dividend accrual						(276,111)	(276,111)
Conversion of Preferred Series B to Series E	(3,000)	(300)			50,300		50,000
Net income						257,404	257,404

Balance, March 31, 2017	630,000	$63,000	7,168,329	$7,168	$44,024,631	$(3,935,590)	$40,159,209

The accompanying notes are an integral part of the condensed consolidated financial statements.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,
	(Unaudited)

	2017	2016
Cash Flow from operating activities
Net income	$257,404	$6,338,972
Adjustments to reconcile net income to net cash provided by operating activities
Change in fair value of derivative liabilities	(392,407)	340,000
Loss on debt extinguishment	258,037	-
Bad debt expense	-	109,358
Depreciation and amortization	1,196,435	876,112
Deferred taxes	-	1,010,000
Share based compensation	186,753	1,476,000
Write-off of inventory	237,674	-
Changes in assets and liabilities
Accounts receivable	410,655	(2,371,274)
Inventory	53,372	74,880
Prepaid expenses and other current assets	46,011	59,528
Accounts payable and other liabilities	(1,454,907)	(314,738)
Accrued expenses	(419,229)	-
Accrued commissions	182,054	150,260
Deferred rent	8,629	57,049
Net cash provided by operating activities	570,481	7,806,147
Cash flows from investing activities
Purchases of property and equipment	(22,103)	(1,136,196)
Collections from notes receivable	-	50,000
Net cash used in investing activities	(22,103)	(1,086,196)
Cash flows from financing activities
Proceeds from note payable - related party	250,000	(8,947,023)
Repayments of notes payable	(1,057,811)	(200,000)
Net cash used in financing activities	(807,811)	(9,147,023)
Net decrease in cash	(259,433)	(2,427,072)
Cash beginning of period	1,414,706	5,190,540
Cash end of period	$1,155,273	$2,763,468

Supplemental disclosure of cash paid for:
Interest paid	$-	$94,000
Income taxes paid	$-	$8,000

Non-cash investing and financing activities

Non-cash preferred dividends	$276,111	$67,082
Earn-out common dividends paid in stock	$5,472,598	$-
Conversion of accrued interest to notes payable	$375,199	$-
Derivative liability resulting from issuance of convertible notes	$328,422	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

AUTHENTIDATE HOLDING CORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Going Concern

The Company’s capital requirements have been and will continue to be significant and it is expending significant amounts of capital to develop, promote and market its services. The Company’s available cash and cash equivalents as of March 31, 2017 totaled approximately $1,155,000 and the Company’s working capital deficit was approximately $6,030,000. At March 31, 2017, our current monthly operational requirement is approximately $1,300,000.

As of the filing date of this Quarterly Report on Form 10-Q, and after giving effect to the recent note exchange transaction described in Note 8 to these financial statements, there is outstanding an aggregate principal amount of $2,545,199 of senior secured convertible notes with a maturity date of March 20, 2018 and a secured note subordinated to the interests of the existing senior lenders in the principal amount of $330,000 with a maturity date of June 15, 2018. The Company expects its existing resources, revenues generated from operations, and proceeds received from other transactions being considered (of which there can be no assurance) will be sufficient to satisfy our working capital requirements for at least the next twelve months; however, no assurances can be given that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy our other obligations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classifications of liabilities that might result from the outcome of these uncertainties. If necessary, management of the Company believes that it can reduce operating expenses and/or raise additional debt financing to satisfy its working capital requirements. However, no assurances can be given that the Company will be able to support its costs or pay debt obligations through revenues derived from operations or generate sufficient cash flow to satisfy its obligations.

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

AUTHENTIDATE HOLDING CORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Accounts receivable

Accounts receivable represent customer obligations due under normal trade terms, net of allowance for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. The allowance for doubtful accounts was approximately $543,000 and $769,000 as of March 31, 2017 and June 30, 2016, respectively.

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

AUTHENTIDATE HOLDING CORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At March 31, 2017 and June 30, 2016, the Company had approximately $948,000 and approximately $1,165,000, respectively, in excess of FDIC-insured limits. The Company has not experienced any losses in such accounts.

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

AUTHENTIDATE HOLDING CORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s policy is to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenues from Contracts with Customers” (Topic 606), which affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer for nonfinancial assets, unless those contracts are within the scope of other standards. Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU must be applied for annual periods beginning after December 15, 2017, with early application permitted for annual reporting periods beginning after December 15, 2016. The Company is evaluating the impact on the consolidated financial statements of adopting the guidance in ASU 2014-09 at year-end and does not expect adoption to have a material effect on its consolidated financial statements and disclosures.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (topic 230): Classification of Certain Cash Receipts and Cash Payments”, which clarifies diversity in practice how the following are presented and classified in the statement of cash flows:

•	Debt Prepayment of Debt Extinguishment Costs

•	Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing

•	Contingent Consideration Payments Made after a Business Combination

AUTHENTIDATE HOLDING CORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

•	Proceeds from the Settlement of Corporate-Owned Life Insurance Policies

•	Distributions Received from Equity Method Investees

•	Beneficial Interests in Securitization Transactions

•	Separately Identifiable Cash Flows and Application of the Predominance Principle.

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

On January 27, 2016, AHC completed the reverse merger with AEON, an expanding clinical laboratory based in Gainesville, GA. The transaction was structured as a tax-free exchange, with the former AEON members receiving shares of common stock of AHC at the closing, and potential further issuances of common stock tied primarily to the earnings of AEON during the five calendar years ending December 2019. The AEON members received an aggregate of 19.9% (958,030 shares) of the common stock of AHC effective at the closing and will receive an additional 5% (240,711 shares) of the outstanding common stock of the Company, as defined, upon approval of the merger transaction by the shareholders of the Company. On July 11, 2016, the shareholders of the Company approved the issuance of shares of common stock in connection with earn-out payments that may be payable pursuant to the Merger Agreement, and these shares were issued in December 2016. The AEON members can also earn additional shares of common stock to increase their aggregate holdings to up to 90% of the outstanding stock of AHC, as defined, based upon meeting the benchmark targets in the merger agreement, including delivering $16,000,000 in EBITDA for the calendar year ended 2015 which was achieved (1,155,414 shares approved and issued in December 2016), and $100,000,000 in aggregate EBITDA for the calendar years 2016 through 2019. Solely for accounting purposes, the additional shares issued to the former AEON members will be treated as dividends. In connection with the completion of the merger, Hanif A. (“Sonny”) Roshan, founder of AEON, became Chairman of the Company and subsequently became CEO of the Company on August 7, 2016, and Richard Hersperger, the CEO of AEON, became CEO of the Company at closing through August 7, 2016. Both Messrs. Roshan and Hersperger currently hold seats on the Board of Directors. The former AEON members will have the right to elect one director for each 10% of the outstanding shares of the Company’s common stock they hold as a group. Accordingly, the transaction was accounted for as a reverse acquisition under the provisions of ASC 805-40 Business Combinations – Reverse Acquisitions, with AEON becoming the acquirer for accounting purposes and AHC becoming the accounting acquiree. It was determined that AEON was the accounting acquirer as a result of the control over the Board of Directors of the combined company by the former AEON members, the senior management positions in the combined company held by former AEON management, and AEON’s size in comparison to AHC.

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

AUTHENTIDATE HOLDING CORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

4.	Inventory

	March 31,	June 30,
	2017	2016

Laboratory testing supplies	$46,861	$100,233
Purchased components, net	-	31,068
Finished goods	-	206,606
Total inventory	$46,861	$337,907

AUTHENTIDATE HOLDING CORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Purchased components of approximately $32,000 and $207,000 were written down in the nine months ended March 31, 2017 to net realizable value.

5.	Property and Equipment

			Estimated
	March 31,	June 30,	Useful Life In
	2017	2016	Years

Machinery and equipment	$5,608,592	$5,591,564	3-6
Software	392,913	392,913	5-7
Furniture and fixtures	105,043	105,043	5-7
Leasehold improvements	69,268	64,193	(1)
	6,175,816	6,153,713
Less: Accumulated depreciation and amortization	(3,594,529)	(2,677,043)

Property and equipment, net	$2,581,287	$3,476,670

(1) Lesser of lease terms or estimated useful life

Depreciation on property and equipment for three and the nine months ended March 31, 2017 was approximately $300,000 and $917,000 compared to $320,000 and $796,000 for the prior year periods.

6.	Intangible Assets

The following table sets forth intangible assets as follows:

	March 31, 2017			June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Useful Life In Years
Trademarks	$550,000	$91,667	$458,333	$550,000	$32,738	$517,262	7
Acquired technologies	1,794,000	342,600	1,451,400	1,794,000	122,580	1,671,420	3-7
Total	$2,344,000	$434,267	$1,909,733	$2,344,000	$155,318	$2,188,682

AUTHENTIDATE HOLDING CORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amortization expense was approximately $93,000 and $279,000 for the three and nine months ended March 31, 2017 and $80,000 for both the three and nine months ended March 31, 2016, respectively. Amortization expense for the next five fiscal years and thereafter is expected to be as follows:

June 30,
2017 (remaining)	$93,057
2018	372,229
2019	372,229
2020	372,229
2021	317,729
Thereafter	382,260
$1,909,733

7.	Income Taxes

The Company’s effective tax rate for the three and nine months ended March 31, 2017 was 41.4% and 41.5%, respectively. The Company calculates income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The differences between the effective tax rate and the U.S. federal statutory rate of 35% principally result from state and local taxes, graduated federal tax rate reductions, changes in the valuation allowance and non-deductible expenses.

At March 31, 2017, the Company’s net deferred tax assets amounted to approximately $38.5 million. Management has considered the realizability of the deferred tax assets and has concluded that a valuation allowance of approximately $22.0 million should be recorded, related to net operating loss carryforwards that are not anticipated to be realized. Although management determined that a valuation allowance was not required with respect to the remaining net deferred tax assets, realization of these assets is primarily dependent on achieving the forecast of future taxable income, as well as prudent and feasible tax planning strategies. Based upon the projections, the net operating loss carryforwards would be fully utilized before expiration.

8.	Notes Payable

The following table sets forth the secured and unsecured notes payable:

	March 31, 2017			June 30, 2016
	Note	Interest rate		Note	Interest rate
	Payable	per annum		Payable	per annum
Secured			Secured
	$1,056,875	5% interest paid annually		$950,000	9% interest paid upon maturity of early redemption
	641,294	5% interest paid annually		320,000	10% interest paid annually
	255,417	5% interest paid annually		1,270,000
	591,613	5% interest paid annually	Unsecured
				532,811	20% interest paid annually
				200,000	20% interest paid annually
Total	$2,545,199			525,000	20% interest paid annually
				450,000	20% interest paid annually
				1,707,811
			Total	$2,977,811

AUTHENTIDATE HOLDING CORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Secured

The Company had outstanding a convertible note payable in the aggregate principal amount of $950,000. The note was convertible into shares of common stock at an initial conversion price of $2.25 per share, subject to adjustment. This note had a maturity date of December 17, 2016. Based on the initial conversion price, the note was convertible into up to 422,222 shares of common stock. If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price then in effect, such conversion price would be decreased to equal 85% of such lower price. This note accrued interest at 9% per annum with interest payable upon maturity or on any earlier redemption date. As described in greater detail below under the caption “Exchange Transaction”, on March 20, 2017, this note was exchanged for a new promissory note in the aggregate principal amount of $1,056,875. The new note matures twelve months following such extension date and interest accrues on the principal amount of the new note at the rate of 5% per annum. The new note is secured by a lien on all of the Company’s assets and is convertible at the initial conversion price of $2.03 per share.

The Company had outstanding a promissory note in the aggregate principal amount of $320,000. The note was due and payable on April 15, 2016, and interest accrued on the note at the rate of 10.0% per annum. The note was secured by a first priority lien on certain of our assets, as described in a security agreement entered into between the Company and the purchaser. The note was convertible into shares of common stock of the Company at an initial conversion price of $4.86 per share. The note was issued to an affiliate of J. David Luce, a former member of the Board of Directors. On September 1, 2016, the Company entered into an amendment agreement which extended the maturity date to December 1, 2016 at an interest rate of 5% per annum. In consideration for such agreement, the Company agreed that the note would be further modified so that it would be convertible into shares of common stock of the Company at a conversion price of $3.00 per share, which was equal to the most recent closing bid price of the Company’s common stock immediately prior to the execution of the amendment agreement. Based on the modified conversion price, the principal amount of the note was convertible into 106,667 shares of common stock. As described in greater detail below under the caption “Exchange Transaction”, on March 20, 2017, this note was combined with the $200,000 unsecured note held by the same entity and was exchanged for a new promissory note in the aggregate principal amount of $641,294. The new note matures twelve months following such extension date and interest accrues on the principal amount of the new note at the rate of 5% per annum. The new note is secured by a lien on all of the Company’s assets and is convertible at the initial conversion price of $2.03 per share.

Unsecured

The Company had outstanding a promissory note in the aggregate principal amount of $200,000, held by an entity affiliated with J. David Luce, a former member of the Board of Directors. The notes accrued interest at the rate of 20% per annum, payable in arrears, and was due upon the earlier of (i) August 26, 2016, or (ii) the closing of a sale of equity or debt securities of the Company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds. On September 1, 2016, the note was amended to extend the maturity date to December 1, 2016 and to allow the investor to elect to further extend the note for an additional 90 days. In consideration for such agreements, the Company agreed that the promissory note would be further modified so that it would be convertible into shares of common stock of the Company at an initial conversion price of $3.00 per share, which was equal to the most recent consolidated closing bid price of the Company’s common stock immediately prior to the execution of the amendment agreement. Based on the conversion price, the principal amount of the note was convertible into up to 173,333 shares of common stock. In March 2017, this note was combined with the $320,000 secured note held by the same entity and exchanged for a new promissory note in the aggregate principal amount of $641,294. The new note matures twelve months following such extension date and interest accrues on the principal amount of the new note at the rate of 5% per annum. The new note is secured by a lien on all of the Company’s assets and is convertible at the initial conversion price of $2.03 per share. Additional terms and conditions of the new note are described in greater below under the caption “Exchange Transaction”.

The Company had a promissory note in the aggregate principal amount of $450,000 to Optimum Ventures, LLC, a related party of Peachstate Health Management, LLC, through common ownership. The note was unsecured and was not convertible into equity securities of the Company. The note accrued interest at the rate of 20% per annum, payable in arrears, and was due upon the earlier of (i) October 28, 2016, or (ii) within 30 days of the closing of a sale of equity or debt securities of the Company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds. As described in greater detail below under the caption “Exchange Transaction”, on March 20, 2017, this note was exchanged for a new promissory note in the aggregate principal amount of $591,613. The new note matures twelve months following such extension date and interest accrues on the principal amount of the new note at the rate of 5% per annum. The new note is secured by a lien on all of the Company’s assets and is convertible at the initial conversion price of $2.03 per share.

Effective as of January 31, 2017, the Company accepted a short term loan in the aggregate principal amount of $250,000 from Hanif A. Roshan, the Company’s Chief Executive Officer and Chairman of the Board. To evidence the loan, the Company issued Mr. Roshan a promissory note (the “Note”) in the aggregate principal amount of $250,000. The Note was an unsecured obligation of the Company and was not convertible into equity securities of the Company. The Note was due and payable on the 30-day anniversary of the issue date and interest accrued on the Note at the rate of 12.0% per annum. The Note was exchanged for a new secured convertible note in the exchange transaction described below under the caption “Exchange Transaction”.

AUTHENTIDATE HOLDING CORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Exchange Transaction

On March 20, 2017, the Company entered into a note exchange agreement with the holders of an aggregate principal amount of $2,170,000 of outstanding promissory notes (the “Original Notes”), which were due and payable, pursuant to which the Company agreed to issue the holders of such notes, in consideration of the cancellation of the Original Notes, new promissory notes in the aggregate principal amount of $2,545,199, which is equal to the sum of the aggregate principal amount of the original notes plus the accrued but unpaid interest on the Original Notes (the “New Notes”). The New Notes are convertible into shares of the Company’s Common Stock at an initial conversion price of $2.03 per share. Based on the initial conversion prices, the New Notes will be convertible into up to 1,253,792 shares of common stock. If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price then in effect, such conversion price will be decreased to equal 85% of such lower price. The foregoing adjustments to the conversion price will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. In addition, the conversion price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. These conversion options resulted in a derivative liability valued at $328,422. All of the New Notes have a maturity date of one year from the closing date. The New Notes were issued in consideration of the exchange of (i) an aggregate principal amount of $950,000 of Original Notes convertible at a price of $2.25 per share, (ii) an aggregate principal amount of $520,000 of Original Notes convertible at a price of $3.00 per share, and (iii) an aggregate principal amount of $700,000 of unconvertible Original Notes.

In connection with the exchange of the Original Notes for the New Notes, the Company also agreed with the holder of all of our outstanding shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) to exchange all of its outstanding shares of Series B Preferred Stock for shares of a new series of convertible preferred stock designated as Series E Convertible Preferred Stock (the “Series E Preferred Stock”). Accordingly, on March 20, 2017, the Company also entered into a separate exchange agreement with the holder of the shares of Series B Preferred Stock, to exchange such shares for a total of 25,000 shares of Series E Preferred Stock. Each share of Series E Preferred Stock will have a stated value of $30.00 per share. Pursuant to this exchange agreement, the holder of the shares of Series B Preferred Stock agreed to waive all unpaid dividends that had accrued on the shares of Series B Preferred Stock. The shares of Series E Preferred Stock are initially convertible by the holder into an aggregate of 187,500 shares of Common Stock at the initial conversion rate of $4.00 per share. The conversion price of the new preferred stock is subject to adjustment solely in the event of stock dividends, combinations, splits, recapitalizations, and similar corporate events. The right of holders of Series E Preferred Stock to convert these securities into common stock is subject to a 4.99% beneficial ownership limitation, which beneficial ownership limitation may be increased by a holder to a greater percentage not in excess of 9.99% after providing notice to us.

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

In accordance with ASC 470-50, “Debt – Modifications and Extinguishments”, the Company’s note exchange agreement was tested to determine whether a debt modification or debt extinguishment had occurred. Based on management’s review, debt extinguishment applied. A loss on extinguishment of $258,037 resulted from the Exchange. The loss consists of the resulting derivative liability of $328,422 from embedded conversion options in the new notes and the additional value of $50,000 of the Series E Preferred Stock compared to the Series B Preferred, offset by the waiving of the unpaid Preferred Series B dividends of $120,385.

AUTHENTIDATE HOLDING CORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

9.	Equity

Preferred Stock

 As of March 31, 2017, there were 25,000 shares of Series E convertible preferred stock outstanding. The shares of Series E preferred stock are initially convertible into an aggregate of 187,500 shares of Common Stock at the initial conversion rate of $4.00 per share. The conversion price of the Series E preferred stock will be subject to adjustment solely in the event of stock dividends, combinations, splits, recapitalizations, and similar corporate events and does not provide for general price-based anti-dilution adjustments. Each share of Series E preferred stock has a stated value of $30.00 per share and has the following rights and preferences: (i) each holder of the Series E preferred stock has the right, at any time, to convert the shares of Series E preferred stock into shares of common stock; (ii) the Series E preferred stock is redeemable at the Company’s option commencing one year after the original issuance date, provided that the Company’s common stock is listed on a national securities exchange at such time; and (iii) the Series E preferred stock will pay dividends at the rate of 5% per annum in cash. The shares of Series E preferred stock were issued in a transaction with the holder of the Company’s previously outstanding shares of Series B preferred stock to exchange the shares of Series B preferred stock for the shares of Series E preferred stock. Pursuant to the exchange agreement for the preferred stock, the holder of the shares of Series B Preferred Stock agreed to waive all unpaid dividends that had accrued on the shares of Series B Preferred Stock.

As of March 31, 2017, there are 605,000 shares of Series D convertible preferred stock outstanding. The Series D preferred stock can be converted by the holders into an aggregate of 619,154 shares of common stock at an initial conversion rate of $9.77139 per share. The holders of such shares have the right to convert the preferred shares at any time; however, the shares received upon conversion may not be offered or sold except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The Company has the right to repurchase the outstanding Series D preferred stock at a redemption price equal to $10.00 per share, plus accrued and unpaid dividends, and to require holders to convert their Series D preferred stock beginning in June 2016. Dividends on the Series D preferred stock accrue at a rate of 5% per annum and are payable semi-annually in cash or stock at the Company’s option. At March 31, 2017, the Company has accrued dividends in the amount of approximately $557,000, which remain unpaid.

The Company’s preferred stock takes precedence over common stock but ranks below debt in the event of liquidation. In addition the Series D convertible preferred stock ranks above the Series E convertible preferred stock.

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

AUTHENTIDATE HOLDING CORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Basic earnings per share
Net (loss) income	$767,359	$(2,739,173)	$257,404	$6,338,972
Preferred stock dividends	(74,863)	(67,082)	(276,111)	(67,082)
Net income available\to common shareholders after preferred stock dividends	$692,496	$(2,806,255)	$(18,707)	$6,271,890
Weighted average shares used in the computation of basic earnings per share	7,168,384	4,327,990	6,312,344	2,064,951

Earnings per share - basic	$0.10	$(0.65)	$(0.00)	$3.04

Dilutive earnings per share
Income available to common shareholders	$692,496	$(2,806,255)	$(18,707)	$6,271,890
Change in fair value of derivative liability	(392,407)			205,360
Interest on convertible debt	29,267	-	-	19,982
Preferred stock dividends	-	-	-	67,082
Net income applicable to common shareholders plus assumed conversions	$329,356	$(2,806,255)	$(18,707)	$6,358,954
Weighted average shares used in the computation of basic earnings per share	7,168,329	4,327,990	6,312,344	2,064,951
Dilutive effect of options, warrants, convertible debt and convertible preferred stock	1,597,328	-	-	630,039
Shares used in the computation of diluted earnings per share	8,765,657	4,327,990	6,312,344	2,694,990

Earnings per share - diluted	$0.04	$(0.65)	$(0.00)	$2.36

Anti-Dilutive Options Excluded	$3,545,077		$6,919,034

AUTHENTIDATE HOLDING CORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Common Stock Warrants

A schedule of common stock warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding June 30, 2016	4,205,535	$4.91	4.68	$1,992,535
Issued	-
Expired	-
Outstanding March 31, 2017	4,205,535	$4.79	4.07	$751,173
Exercisable, March 31, 2017	4,149,979	$4.70	4.10	$751,173

10.	Share-Based Compensation

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

As a result of the July 2016 approval of the issuance of shares of common stock in connection with earn-out payments that may become payable in the future to former members of AEON, on December 15, 2016, the Company issued to the former members of AEON an aggregate of 240,711 shares of common stock. In addition, based on the achievement of the earnings milestone under the Merger Agreement, the Company issued the former members of AEON an aggregate of 1,155,415 shares of common stock on December 15, 2016. The fair value of these shares was $5,742,598.

Stock option activity under the Company’s stock option plans for employees and non-executive directors for the period ended March 31, 2017 is as follows:

AUTHENTIDATE HOLDING CORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Employees Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding June 30, 2016	159,817	$12.46	$6.30	$11,864
Granted	-
Expired/Forfeited	(222)	$2.16	$-	$-
Outstanding March 31, 2017	159,595	$12.48	$5.27	$-
Exercisable March 31, 2017	147,158	$12.51	$5.35	$-

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Non-Executive Director Information	Options	Price	Life (Years)	Value

Outstanding June 30, 2016	485,532	$4.35	6.96	$198,346
Granted	102,065	3.07
Expired/forfeited	(38,087)	9.61
Outstanding and exercisable March 31, 2017	549,510	$3.76	7.16	$54,265

Employee options are granted at the closing price on the day of issuance and typically vest over a three-year period and non-executive director options are granted at market price and vest on the grant date. Stock based compensation was approximately $27,000 and $90,000 for the three and nine month periods ended March 31, 2017, respectively. Options and warrants were issued for services performed in lieu of payment in cash for the nine months ending March 31, 2017 of $186,753.

As of March 31, 2017, there was approximately $750 of total unrecognized compensation expense related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 3 months.

As of March 31, 2017 there were approximately 35,800 restricted stock units outstanding that were granted to employees in connection with the Company’s compensation modification program. These restricted stock units vest when the Company achieves cash flow breakeven for two consecutive quarters, as defined. There were no unvested shares at June 30, 2016 and no restricted shares issued in the current period.

In December 2012, the board of directors agreed that all non-employee directors would receive all of their cash director compensation, including amounts payable for committee service, service as a committee chair and per meeting fees, in restricted shares of our common stock or stock options issued at fair value in accordance with the terms of the 2011 Plan for periods ending after December 2012. During the nine months ended March 31, 2017, the company issued 102,065 stock options (valued at approximately $313,000) to certain non-executive directors in connection with this program.

11.	Fair Value Measurements

Fair Value of Financial Instruments

The Company follows ASC 820-10 “Fair Value Measurements and Disclosures”, of the FASB to measure the fair value of its financial statements and disclosures about fair value of its financial instruments. ASC 820-10 establishes a framework for measuring fair value in accounting principles general accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of fair value hierarchy defined by ASC 820-10 are described below:

AUTHENTIDATE HOLDING CORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Company’s Level 3 financial liabilities consist of the derivative conversion features of underlying convertible debt and warrants. The Company valued the conversion features using the Black Sholes model prior to the three months ended September 30, 2016 and the Monte Carlo model for the three and nine months ended March 31, 2017. These models incorporate transaction details such as the Company’s stock price, contractual terms maturity, risk free rates and volatility as of the date of issuance and each balance sheet date.

The Company utilized the following assumptions in valuing the derivative conversion features during the three months ended March 31, 2017:

Exercise price	$2.03 – 2.07
Risk free interest rate	1.00% - 1.85%
Expected volatility	40% - 50%
Remaining term	0.97 – 4.72 years

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liabilities at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liabilities. The following table provides a summary of the changes in fair value, including net transfers in and /or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the nine months ended March 31, 2017.

		Convertible
	Warrants	Notes	Total

Balance - June 30, 2016	$683,858	$367,142	$1,051,000

Embedded conversion feature in March 2017 convertible notes	-	328,422	328,422

Change in fair value of derivative liabilities	(119,609)	(272,798)	(392,407)

Balance - March 31, 2017	$564,249	$422,766	$987,015

AUTHENTIDATE HOLDING CORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

A complaint was filed by a former independent contractor in the State of Louisiana who was involved in the sales and marketing of the Company’s products and services. Plaintiff alleges certain commissions had not been paid in full, and the Company believes the contractor was overpaid and has asserted a counterclaim for reimbursement of such overpayments. The Company intends to vigorously defend the claim and pursue the counterclaim. The parties have completed initial discovery and the matter remains pending. The Company believes the resolution of this matter will not have a material effect on its financial statements.

The Company filed a complaint in the state of Georgia in November 2015 against its former sales director as well as an independent contractor for their improper use of a Company customer list. The complaint alleges the defendants utilized the Company’s customer list to improperly solicit business for their personal benefit. The complaint against the independent contractor has since been dismissed, and the action against the former sales director is pending. The Company believes the resolution of this matter will not have a material effect on its financial statements.

In connection with the termination of the Company’s employment relationship with certain executives, including the former Chief Executive and Chief Financial Officers of AHC, the Company has been reviewing its severance obligations to them and the vesting of other post-termination provisions. The Company believes that it has accrued all related severance costs as of March 31, 2017 related to past terminations.

Both the former CEO and CFO of AHC have commenced arbitration proceedings against AHC before the American Arbitration Association ("AAA"). A demand for arbitration was filed with the AAA on or about June 22, 2016 by the former CEO, O’Connell Benjamin, requesting payment pursuant to an employment agreement of severance compensation in the amount of $341,620 and other benefits, including the vesting of certain stock option awards, pursuant to an employment agreement.  In December, 2016, the parties opted to pursue mediation in their attempt to resolve the matter, but the Company chose to revert to utilizing arbitration in May 2017. The Company believes that it has valid defenses to Mr. Benjamin’s claims and intends to vigorously defend this matter.

Further, a demand for arbitration was filed with the AAA by the Company’s former CFO, William A. Marshall. The demand involved a request for severance compensation and other benefits, including the vesting of certain stock options, pursuant to the terms of an employment agreement. A hearing was held on March 27, 2017, and on April 24, 2017, the parties entered into a binding settlement agreement and mutual release. Pursuant to the separation agreement and general release, the Company agreed to provide the following to the former CFO: (i) cash payments totaling $170,000 to be paid over time through May 15, 2018, (ii) a lump sum severance payment of $160,000 payable on June 15, 2018, (iii) the issuance of a total of 12,835 vested shares of common stock pursuant to the terms of the restricted stock units granted in January 2013 and January 2014, and (iv) 27,388 stock options previously granted to became vested and exercisable for the duration of their original exercise periods, subject, however, to the terms of a lockup agreement executed by him prior to the closing of the merger between AHC and Peachstate Health Management, LLC d/b/a AEON Clinical Labs. Pursuant to the settlement agreement, the Company issued a secured senior promissory note, subordinated to the interests of the existing senior lenders, which provides for events of default that are customary for similar transactions. The Company also agreed to provide a general release to Marshall and indemnification from claims arising from or related to his employment with the Company to the extent permitted by applicable law, the Company’s bylaws, and his employment agreement.

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

AUTHENTIDATE HOLDING CORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

On May 3, 2017 the Company received notice from the Office for Civil Rights (“OCR”) of the U.S. Department of Health and Human Services (“HHS”) informing the Company of the OCR conducting a review of the Company’s compliance with applicable Federal Standards for Privacy of Individually Identifiable Health Information and/or Security Standards for the Protection of Electronic Protected Health Information. The OCR is the division of HHS charged with enforcement of the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), and the privacy, security and data breach rules which implement HIPAA (HIPAA Rules). The OCR reviewed the Company’s premises and conducted interviews on May 23, 2017. The OCR may, among other things, require a corrective action plan and impose civil monetary penalties. While the Company does not believe a loss is probable by reason of the OCR’s compliance review, the Company believes a loss is reasonably possible; however, at this time Company cannot estimate a range of probable losses because the OCR's review is at an early stage and the Company does not know if the OCR will find a violation(s) and, if so, what violation(s) and whether the OCR will with a corrective action, issue penalties, or reach a monetary settlement. Any adverse determination by the OCR that results in significant monetary penalties could have a material adverse effect on the Company's consolidated financial position, results of operations, and cash flows.

We are also subject to claims and litigation arising in the ordinary course of business. Our management considers that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2017, we are not aware of any obligations under such indemnification agreements that would require material payments.

13.	Related Party Transactions

Except as disclosed herein, we have not entered into any material transactions or series of similar transactions with any director, executive officer or any security holder owning 5% or more of our common stock since July 1, 2015.

Aeon leases its facilities from Centennial Properties of Georgia, LLC under a lease agreement commencing April 2014, as amended January 20, 2016. The lease provides for a term of 12 years expiring March 2026. The lease payments range from $46,500 to a maximum of $60,000. In connection with the lease agreement, as security for its rent and other obligations under the lease, AEON has provided to the landlord a first priority lien and security interest in substantially all of its assets. The landlord under the lease is Centennial Properties of Georgia, LLC, a Georgia limited liability company. Centennial is owned by Sonny Roshan, Shawn Desai, Pyarali Roy and Sohail Ali, all of whom are AEON employees and will be receiving AHC Common Stock as a result of the transaction. Mr. Roshan is the Chairman of AEON and now serves as the Chairman and CEO of Authentidate. Mr. Desai is the Chief Technology Officer of AEON. Mr. Roy is the Chief Strategy Officer of AEON. Related party rent expense for the three and nine months ending March 31, 2017 was approximately $139,500 and $418,500, respectively.

On February 27, 2017, the Company entered into a separation agreement and general release with William P. Henry, the Company’s former Chief Operating Officer, addressing post-employment compensation arrangements. The separation agreement provides that Mr. Henry will receive the following in consideration of the general release granted by him to the Company: (i) a severance payment in the amount of $160,000, payable in equal installments on each of the Company’s regular pay dates during the twelve months commencing on the first regular executive pay date after May 1, 2017; (ii) such number of shares of Common Stock of the Company which shall be determined by dividing $160,000 by the closing sales price of the Company’s Common Stock on the execution date of the separation agreement; (iii) stock option awards previously granted to Mr. Henry during his service as the chief strategy officer of the Company shall remain exercisable for the full duration of their original exercise periods; and (iv) Mr. Henry’s current health and insurance benefits will continue until February 1, 2018 and the Company shall promptly reimburse Mr. Henry for unreimbursed business expenses arising out of his service to the Company and for reasonable legal fees and costs of negotiating the Separation Agreement. Effective with the execution of the separation agreement, Mr. Henry resigned from the Company’s Board of Directors.

AUTHENTIDATE HOLDING CORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company holds certain notes payables with shareholders and affiliates of board members of the Company, as described in Note 8. Interest expense relating to these notes amounted to approximately $87,000 and $286,000 for the three and nine months ended March 31, 2017, respectively.

Effective as of January 31, 2017, the Company accepted a short term loan in the aggregate principal amount of $250,000 from Hanif A. Roshan, the Company’s Chief Executive Officer and Chairman of the Board. To evidence the loan, the Company issued Mr. Roshan a promissory note (the “Note”) in the aggregate principal amount of $250,000. The Note was an unsecured obligation of the Company and was not convertible into equity securities of the Company. The Note was due and payable on the 30-day anniversary of the issue date and interest accrued on the Note at the rate of 12.0% per annum. The Note was exchanged for a new secured convertible note in the exchange transaction described above under the caption “Exchange Transaction”.

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

Selected financial information related to the Company’s segments is presented below:

AUTHENTIDATE HOLDING CORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

	AEON	Authentidate	Total

Three Months ended March 31, 2017
Net revenues	$5,212,634	$319,176	$5,531,810
Cost of revenues	855,852	52,438	908,290
Operating expenses	4,296,693	393,510	4,690,203
Operating income (loss)	915,941	(74,334)	841,607

Nine Months ended March 31, 2017
Net revenues	$15,469,366	$999,333	$16,468,699
Cost of revenues	2,999,813	203,691	3,203,504
Operating expenses	14,343,516	1,558,364	15,901,880
Operating income (loss)	1,125,850	(559,031)	566,819

Three Months ended March 31, 2016
Net revenues	$5,244,268	$259,000	$5,503,268
Cost of revenues	2,132,891	134,000	2,266,891
Operating expenses	5,925,397	840,000	6,765,397
Operating loss	(681,129)	(581,000)	(1,262,129)

Nine Months ended March 31, 2016
Net revenues	$27,841,709	$259,000	$28,100,709
Cost of revenues	5,199,436	134,000	5,333,436
Operating expenses	19,461,445	840,000	20,301,445
Operating income (loss)	8,380,264	(581,000)	7,799,264

March 31, 2017
Total assets	$5,253,797	$44,238,055	$49,491,852

June 30, 2016
Total assets	$6,777,791	$44,895,538	$51,673,329

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Certain statements in this Report are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements regarding events, conditions and financial trends that may affect the Company’s future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include:

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

Overview of AEON Business

Prior to the closing of the AEON Acquisition, AEON was a privately-held Georgia limited liability Company. AEON was founded in June 2010 by Hanif (“Sonny”) Roshan, our Chairman and Chief Executive Officer. AEON is based in a 28,000 square foot campus in Gainesville, Georgia. Going forward the AEON business will constitute the majority of the combined Company’s business.

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

AEON supports its national client base from its Gainesville, Georgia headquarters. AEON is focused on technology innovation and efficiency, utilizing state of the art testing equipment and its proprietary methodologies to provide some of the fastest and most reliable test results in the nation. AEON focuses on a service model that emphasizes the importance of the test result for both the client and the patient. By focusing on fast, accurate turnaround of test results and the ability to integrate directly with the electronic medical records of clients, AEON believes it is able to provide clients a unique service that larger clinical laboratories cannot match. Because of the emphasis on its service model AEON believes it is ideally positioned to be a preferred lab provider for personalized medicine. Currently the majority of AEON’s testing volume is in toxicology; however, AEON is placing particular focus and emphasis on growing its DNA pharmacogenomics and cancer genetic testing in response to rapidly growing market demand for personalized medical testing.

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

Outlook and Trends

The healthcare system in the United States is evolving and significant change is taking place in the system. We expect that the evolution of the healthcare industry will continue, and that industry change is likely to be extensive. There are a number of key trends that are having, and that we expect will continue to have, a significant impact on the diagnostic information services business in the United States and on our business. These trends present both opportunities and risks. However, because of the nature of the services we provide, we believe that the industry will continue to grow over the long-term and that we are well positioned to benefit from the long-term growth expected in the industry.

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

Fees for the laboratory services we provide are reimbursed by Medicare, Medicaid and commercial payors and are established in the Clinical Laboratory Fee Schedule (CLFS). Historically, these fee schedules are subject to annual adjustments. During the quarter ended March 31, 2017, approximately 40.8% of the Company’s laboratory testing revenue was reimbursed from Medicare under the CLFS with the balance of the Company’s revenue derived from commercial insurance providers and Medicaid. For the quarter ended March 31, 2017, toxicology testing represented approximately 94% of all of laboratory testing services that the Company provided. Further, during the quarter ended March 31, 2017, approximately 67.3% of the Company’s revenues from laboratory testing services were derived from the provision of toxicology testing services.

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

We experienced an overall increase in revenues for the quarter ended March 31, 2017, as compared to the quarter ended March 31, 2016, revenue growth generated from the increase in testing volume were offset by the reductions in reimbursement rates and the imposition of more stringent payment guidelines described above. Further, revenues for the three and nine month periods ended March 31, 2017, also reflect the adjustment of our revenue estimates based on historical experience.

Further payment reductions to Medicare, Medicaid and other government programs could have a direct adverse effect on the Company’s net earnings and cash flows. The Company cannot predict whether changes will be implemented that will result in further payment reductions. In addition to changes in reimbursement rates, the Company is also impacted by changes in coverage policies for laboratory tests. For example, CLFS coding and billing changes related to toxicology and other procedures were implemented in 2016. The Company experienced delays in the pricing and implementation of the new toxicology codes. Further coding and billing changes related to toxicology testing and other procedure types have been implemented in 2017. The Company expects delays in the pricing and implementation of these new codes, and while the impact on price and margin is currently unclear, the Company anticipates that some of that impact will be mitigated by timely negotiation with payers impacted by these changes.

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

Long-lived assets held and used by the Company are reviewed for impairment, in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. At March 31, 2017 and June 30, 2016, the Company did not record any impairment charges.

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

Recent Accounting Pronouncements. See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during fiscal 2016 and the first three quarters of fiscal 2017 and certain accounting standards that we have not yet required to implement and may be applicable to our future operations.

Results of Operations

Three and Nine months ended March 31, 2017 compared to three and nine months ended March 31, 2016

Revenues were $5,531,810 for the quarter ended March 31, 2017 compared to $5,503,268 for the prior year period. Revenue for the nine months ended March 31, 2017 was $16,468,699 compared to $28,100,709 for the prior year period reflecting a 41.4% decrease compared to the prior year. These results reflect a decrease due to reductions in Medicare and Medicaid reimbursements for calendar year 2016. A discussion of reimbursement rates is included in the section labeled “Outlook and Trends” within Item 2 of this Form 10-Q.

Cost of revenues was $908,290 or 16.4% of revenue for the quarter ended March 31, 2017 compared to $2,266,891 or 41.1% for the prior year period, due primarily to cost cutting measures in hourly payroll implemented by the Company. Cost of revenue for the nine months ended March 31, 2017 decreased to $3,203,504 or 19.5% of revenue compared to $5,333,436 or 19.0% of revenue for the prior year period.

Gross margin as a percent of revenue for the quarter ended March 31, 2017 was 83.6% as compared to 58.8% for the prior year period and was 80.5% for the nine months ended March 31, 2017 compared to 81.0% for the prior year period for the reasons mentioned above. In addition, the Company wrote down the value of inventory of purchased components for approximately $32,000 and finished goods of $206,000 during the nine months ended March 31, 2017 to net realizable value.

Selling general and administrative expenses decreased to $3,388,403 or 61.3% of total revenue for the quarter ended March 31, 2017 compared to $4,098,396 or 74.5% of total revenue for the prior year period. The decrease was primarily due to changes in the commission structure, which was changed to decrease the fixed cost component and increase the variable component. Selling general and administrative expenses decreased to $11,264,267 or 68.4% of revenue for the nine months ended March 31, 2017 compared to $14,091,897 or 50.1% of revenue for the prior year period. The decrease in revenue contributed to the decrease in selling, general and administrative as a percentage of revenue in the current year quarter.

Depreciation and amortization expense was $393,510 for the quarter ended March 31, 2017 compared to $400,110 for the prior year period and $1,196,435 for the nine months ended March 31, 2017 compared to $876,112 for the prior year period. The increase in 2017 was primarily due to a full nine months of intangible asset amortization related to the merger.

Other expense was $74,248 for the quarter ended March 31, 2017 as compared to $459,444 for the prior year period.  A $340,000 expense was incurred in the prior period for a change in fair value of derivative liabilities compared to income of $256,806 in the current period.  There was also a loss on debt extinguishment of $258,037 in the current period.  Other expense was $309,415 for the nine months ended March 31, 2017 as compared to $450,352 for the prior year period.  The previously mentioned $340,000 expense was incurred in the prior period for a change in fair value of derivative liabilities compared to income of $392,407 in the current period.  Also, the previously mentioned loss on debt extinguishment of $258,037 occurred in the current period

The provision for income taxes was zero for the quarter ended March 31, 2017 compared to a provision of $1,017,600 for the prior year period. The provision for income taxes was zero for the nine months ended March 31, 2017 compared to a provision of $1,009,940 for the prior year period. The variance between the current and prior year is primarily due to the change in net income or loss for the periods.

Net income for the quarter ended March 31, 2017 was $767,359 or $0.10 income per share on a primary basis and income of $0.04 on a diluted basis compared to a net loss of $2,739,173 or $0.65 per share on both a primary and diluted basis for the prior year period. Net income for the nine months ended March 31, 2017 was $257,404 or zero per share on a primary and diluted basis compared to net income of $6,338,972 or $3.04 per share on a primary basis and $2.44 on a diluted basis for the prior year period.

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

Cash Flows

At March 31, 2017, unrestricted cash and cash equivalents amounted to approximately $1,155,000 and current assets at that date were approximately $3,180,000 compared to June 30, 2016 unrestricted cash and cash equivalents of approximately $1,415,000 and current assets of approximately $4,187,000. Our current estimated monthly operational requirements are approximately $1,300,000. Currently, our available cash and cash equivalents as of the filing date of this Quarterly Report on Form 10-Q is approximately $1,023,000. For the nine months ended March 31, 2017, net cash provided by operating activities was approximately $570,000, net cash used in investing activities was approximately $22,000, net cash used in financing activities was approximately $808,000 and total cash used was approximately $259,000, which primarily reflects repayments of notes payable during the nine months ended March 31, 2017.

Going Concern

As of the filing date of this Quarterly Report on Form 10-Q, and after giving effect to the recent note exchange transaction described in greater detail in Note 8 of the notes to Condensed Consolidated Financial Statements, there is outstanding an aggregate principal amount of $2,545,199 of senior secured convertible notes with a maturity date of March 20, 2018 and a secured note subordinated to the interests of the existing senior lenders in the principal amount of $330,000 with a maturity date of June 15, 2018. We expect our existing resources, revenues generated from operations, and proceeds received from other transactions we are considering (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, no assurances can be given, that we will be able to generate sufficient cash flow from operations, and proceeds received from other transactions we are considering (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, no assurances can be given, that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy our other obligations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. Accordingly, we need to raise additional capital and are exploring potential transactions to improve our capital position. Unless we are able to increase revenues substantially or generate additional capital from other transactions, our current cash resources will only satisfy our working capital needs for a limited period of time.

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

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2017, we were not aware of any obligations under such indemnification agreements that would require material payments.

Other Matters

The events and contingencies described below have impacted or may impact our liquidity and capital resources.

In connection with our private placement of Series D preferred stock in June 2013, we issued 665,000 shares of Series D 5% convertible preferred stock. Presently, there are 605,000 shares of Series D preferred stock outstanding. The Series D preferred stock is convertible into 619,154 shares of our common stock at the conversion rate of $9.77139 per share. Each share of Series D preferred stock has a stated value of $10.00 per share. The Company has the right to repurchase these shares at the stated value per share, plus accrued and unpaid dividends and to require the holders to convert such securities into common stock starting in June 2016. Each holder of our Series D preferred stock has the right to convert such shares into common stock at any time commencing on the six-month anniversary date of the issue date. The Series D preferred stock pays dividends at the rate of 5% per annum, payable in cash or shares of common stock, at the Company’s option, subject however, to limitations required by the NASDAQ stock market. At March 31, 2017, the Company has accrued dividends in the amount of approximately $557,000 which remain unpaid.

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

On March 20, 2017, the Company entered into a note exchange agreement with the holders of an aggregate principal amount of $2,170,000 of outstanding promissory notes (the “Original Notes”), which were due and payable, pursuant to which the Company agreed to issue the holders of such notes, in consideration of the cancellation of the Original Notes, new promissory notes in the aggregate principal amount of $2,545,199, which is equal to the sum of the aggregate principal amount of the original notes plus the accrued but unpaid interest on the Original Notes (the “New Notes”). The New Notes are convertible into shares of the Company’s Common Stock at an initial conversion price of $2.03 per share. Based on the initial conversion prices, the New Notes will be convertible into up to 1,253,792 shares of common stock. If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price then in effect, such conversion price will be decreased to equal 85% of such lower price. The foregoing adjustments to the conversion price will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. In addition, the conversion price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. All of the New Notes have a maturity date of one year from the closing date. The New Notes were issued in consideration of the exchange of (i) and aggregate principal amount of $950,000 of Original Notes convertible at a price of $2.25 per share, (ii) an aggregate principal amount of $520,000 of Original Notes convertible at a price of $3.00 per share, and (iii) an aggregate principal amount of $700,000 of unconvertible Original Notes. As the conversion price of the New Notes is below $2.25, the exercise price of outstanding warrants to purchase an aggregate of 825,184 shares of common stock has been adjusted from $2.70 per share to $2.07 per share.

The New Notes bear interest at the rate of 5% per annum with interest payable upon maturity, the conversion of the New Notes or on any earlier redemption date. Commencing one month after the Company’s common stock is listed for trading on a national securities exchange the Company will have the right to redeem all or any portion of the outstanding principal balance of the New Notes, plus all accrued but unpaid interest at a price equal to 110% of such amount. The holders of the New Notes have the right to convert any or the entire amount to be redeemed into common stock prior to redemption. Subject to certain exceptions, the New Notes are senior to existing and future indebtedness of the Company and are secured by a first priority lien on all of the Company’s assets to the extent and as provided in a Security Agreement entered into between the Company and the holders. Subject to certain exceptions, the New Notes contain customary covenants against incurring additional indebtedness and granting additional liens and contains customary events of default. Upon the occurrence of an event of default under the New Notes, the holders may require the Company to repay all or a portion of the note in cash, at a price equal to 110% of the principal, plus accrued and unpaid interest.

In connection with the exchange of the Original Notes for the New Notes, the parties agreed that the holder of all of our outstanding shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) would exchange all of its outstanding shares of Series B Preferred Stock for shares of a new series of convertible preferred stock to be designated as Series E Convertible Preferred Stock (the “Series E Preferred Stock”). Accordingly, on March 20, 2017, the Company also entered into a separate exchange agreement with the holder of the shares of Series B Preferred Stock, to exchange such shares for a total of 25,000 shares of Series E Preferred Stock. The shares of Series E Preferred Stock are initially convertible by the holder into an aggregate of 187,000 shares of Common Stock at the initial conversion rate of $4.00 per share. The conversion price of the new preferred stock will be subject to adjustment solely in the event of stock dividends, combinations, splits, recapitalizations, and similar corporate events and does not provide for general price-based anti-dilution adjustments. Each share of Series E Preferred Stock has a stated value of $30.00 per share. On March 20, 2017, we filed with the State of Delaware a Certificate of Designations, Rights and Preferences and Number of Shares of Series E Convertible Preferred Stock, referred to as the Series E Designation. The Series E Designation defines the rights and preferences of the Series E Preferred Stock and provides that each share of Series E Preferred Stock will have the following rights and preferences: (i) each holder of the Series E Preferred Stock will have the right, at any time, to convert the shares of Series E Preferred Stock into shares of common stock; (ii) the Series E Preferred Stock will be redeemable at our option commencing one year after the closing date (provided that the Company’s common stock is listed on a national securities exchange at such time); and (iii) the Series E Preferred Stock will pay dividends at the rate of 5% per annum in cash. Pursuant to the exchange agreement for the preferred stock, the holder of the shares of Series B Preferred Stock agreed to waive all unpaid dividends that had accrued on the shares of Series B Preferred Stock.

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

As of March 31, 2017, we are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At March 31, 2017, our unrestricted cash totaled approximately $1,155,000 and was in non-interest bearing checking accounts used to pay operating expenses.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and principal accounting officer (“PAO”), as appropriate, to allow timely decisions regarding required disclosure. As of the date of this report our CEO also serves as our principal financial officer. Our management, under the supervision and with the participation of its CEO and PAO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Our management identified material weaknesses in the control environment described below, and as a result of these material weaknesses, our CEO and PAO concluded that our disclosure controls and procedures were not effective as of March 31, 2017. Notwithstanding the foregoing, our CEO and PAO believe that the financial statements included in this report fairly present in all material respects (and in accordance with U.S. generally accepted accounting principles) our financial condition, results of operations and cash flows for the periods presented.

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

Monitoring and Control Activities - In order to further strengthen internal control over financial reporting at the process level, we have performed certain remediation actions, including performing an internal review of accounting methodologies, reporting architecture, review existing personnel and propose a specific course of action to ensure compliance in all facets of accounting and external reporting.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Restatement of 10-Q for the Period Ended March 31, 2016

On April 5, 2017, we filed an amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 (the “Amended Form 10-Q”) to restate the financial statements contained therein. As described in our Amended Form 10-Q, the restatement was necessitated due to errors in the revenue estimates employed for the quarter ended March 31, 2016. This error was caused by the changes in the claims adjudication processes utilized by payors beginning in January 2016 as well as the decision by the Centers for Medicare and Medicaid Services (CMS) in January 2016 to reduce the unit reimbursement rate for many of the tests typically performed by the Company along with the number of tests that CMS would reimburse. Because Medicare and Medicaid account for close to 50% of our annual revenue, this reduction in reimbursement rates had a substantial negative impact on our revenue and because we were still billing at 2015 rates and did not adjust our historical percentage of total billings downward to compensate for the new lower reimbursement rates. Following management’s review of these matters, we determined that our estimated collections rate for the quarter ended March 31, 2016 should have been approximately 10.41%, instead of 15.25%, resulting in a decrease in revenues for the quarter of approximately $2,113,000. Management has also concluded that the errors in accounting for the changes in payor adjudication processes and the adjustment in CMS reimbursement rates resulted from the material weaknesses in our internal control over financial reporting. The Company will augment its plan to remediate the material weaknesses in its control structure to address the factors that resulted in the restatement to its Quarterly Report for the quarter ended March 31, 2016. The condensed consolidated financial statements for the fiscal quarter ended March 31, 2017 presented in this Quarterly Report on Form 10-Q are based on the adjustments to our revenue estimates described above.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Item 1 of Part I, “Financial Statements — Note 12 — Commitments and Contingencies.

ITEM 1A.	RISK FACTORS.

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Quarterly Report on Form 10-Q is set forth below. Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the risks described below and the other information set forth elsewhere in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended June 30, 2016 and in our other reports filed with the SEC for a discussion of the risks associated with our business, financial condition and results of operations. These risks have affected, and in some cases could, have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by the Company in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. If any of the matters or events described in the following risks actually occurs, our business, financial condition or results of operations could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment due to any of these risks. Except as set forth below, we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 and our other reports subsequently filed with the SEC.

Our capital requirements are significant and unless our revenues can sufficiently support our operating costs, we expect to raise additional capital to finance our operations and repay outstanding debt obligations.

Our capital requirements have been and will continue to be significant. We are expending significant amounts of capital to develop, promote and market our services. Our available cash and cash equivalents as of March 31, 2017 totaled approximately $1,155,000. However, our available cash and cash equivalents as of the filing date of this Quarterly Report on Form 10-Q is approximately $1,205,000 and our estimated monthly operational requirements is approximately $1,300,000. Further, as of the filing date of this Quarterly Report on Form 10-Q, and after giving effect to the recent note exchange transaction described in greater detail above and the settlement of the arbitration proceeding with our former chief financial officer, there is outstanding an aggregate principal amount of approximately $2,875,000 of secured notes, all of which have a maturity date during the fiscal year ending June 30, 2018. We expect our existing resources, revenues generated from operations, and proceeds received from other transactions we are considering (of which there can be no assurance) to satisfy our working capital requirements for at least the next twelve months; however, no assurances can be given that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy our other obligations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. Accordingly, we need to raise additional capital and are exploring potential transactions to improve our capital position. Unless we are able to increase revenues substantially or generate additional capital from other transactions, our current cash resources will only satisfy our working capital needs for a limited period of time.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an evaluation of the effectiveness of our internal control over financial reporting at March 31, 2017. We identified a number of material weaknesses in our internal control over financial reporting and concluded that, as of March 31, 2017, we did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of these material weaknesses, see Item 4, “Controls and Procedures.” Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. As described in Item 4, “Controls and Procedures” we restated our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. Moreover, other material weaknesses may be identified.

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

As of March 31, 2017, there was an aggregate principal amount of indebtedness of approximately $2,545,000, consisting of senior secured convertible notes with a maturity date of March 20, 2018. In addition, subsequently we issued a secured note, subordinated to the interests of the existing senior lenders, in the principal amount of $330,000 to the Company’s former chief financial officer in connection with the settlement of an arbitration proceeding. All of the outstanding notes contain covenants and events of default customary for transactions of this nature and are secured by a lien on our assets. For example, the outstanding senior secured notes include restrictions against incurring additional indebtedness and granting further security interests on our assets. Accordingly, without the consent of the holders of these senior debt instruments we must comply with these restrictions. Additionally, among the defined events of default are defaults of our payment obligations, breach of any material covenant or representation of the convertible debentures or the related transaction agreements, and the commencement of proceedings under applicable U.S. federal or state bankruptcy, insolvency, reorganization or other similar laws either against us or by us. Upon the occurrence of an event of default under the notes, a holder may require us to repay all or a portion of the outstanding principal, plus interest and certain of our outstanding debt instruments also require that any repayment due to a default will require immediate repayment of the principal and accrued and unpaid interest. If we are unable to consummate an additional financing prior to the maturity date of these debt instruments, or otherwise further extend or exchange them, we will be required to repay these securities, which may have an adverse effect on our cash position. If we are unable to make the scheduled principal and interest payments on these debt instruments or comply with applicable covenants contained therein, we may be in default under one or more these securities, which would likely have a material adverse effect on our business, financial condition and results of operations. Further, if we are unable to repay the secured debt instruments when due, or upon an event of default, the holders could foreclose on our encumbered assets.

The exercise of our outstanding options and warrants, or conversion of our outstanding convertible debt and convertible preferred stock, may depress our stock price and dilute your ownership of the company.

As of March 31, 2017, the following options, restricted stock units and warrants were outstanding:

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

At March 31, 2017, there were outstanding 25,000 shares of Series E convertible preferred stock, which the holder may convert into an aggregate of 187,500 shares of our common stock at the initial conversion price of $4.00 per share. Further, there is currently outstanding 605,000 shares of Series D preferred stock, which are initially convertible into an aggregate of 619,154 shares of common stock at the initial conversion rate of $9.77139 per share (exclusive of any additional shares of common stock that we may elect to issue in lieu of paying cash dividends on the Series D preferred stock). Shares of common stock issued upon conversion of Series D or Series E preferred stock may be resold from time to time by a holder in accordance with Rule 144 under the Securities Act.

In addition, as of March 31, 2017, there was an aggregate principal amount of $2,545,199 of convertible debt, which may be convertible into a total of 1,253,792 shares of Common Stock, at a conversion price of $2.03 per share.

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

As of March 31, 2017, we issued options to purchase an aggregate of 30,059 shares of common stock in lieu of cash fees earned for the service on our board of directors pursuant to our director compensation policy. The options were issued under the Company’s 2011 Omnibus Equity Incentive Plan. The options are exercisable for a period of ten years at an exercise price of $2.33 per share. These securities were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Except as previously disclosed in reports filed with the SEC pursuant to the Securities and Exchange Act of 1934, as amended, and as described elsewhere in this Quarterly Report on Form 10-Q, including the options described above, we did not sell unregistered securities during the quarter ended March 31, 2017.

b)	Not applicable

c)	Repurchase of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

The Company has outstanding 605,000 shares of Series D convertible preferred stock. The Series D preferred stock bears a 5% dividend per annum, payable semi-annually in cash, or shares of common stock, at the company’s option. At March 31, 2017, the company has accrued a cumulative dividend in the amount of approximately $557,000 on the Series D preferred stock. As of the filing date of this Quarterly Report on Form 10-Q, the aggregate amount of the cumulative dividends on the Series D preferred stock which remain unpaid was approximately $641,000.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

As of June 30, 2017 we issued options to purchase an aggregate of 51,610 shares of common stock in lieu of cash fees earned for the service on our board of directors pursuant to our director compensation policy. The options were issued under the Company’s 2011 Omnibus Equity Incentive Plan. The options are exercisable for a period of ten years at an exercise price of $1.60 per share. These securities were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

AUTHENTIDATE HOLDING CORP.

Dated: July 28, 2017	By:	/s/ Hanif A. Roshan
Hanif A. Roshan
Chief Executive Officer and interim Principal Accounting Officer