Form 10-K
period 2017-06-30
AUTHENTIDATE HOLDING CORP
filed 2017-10-13
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: (December 31, 2016) $25,100,000 for Authentidate Holding Corp.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 7,249,370 as of October 10, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

Part III of this report incorporates information by reference from the Company’s definitive proxy statement, which proxy statement is due to be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2017.

 ii

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report, words such as “may,” “should,” “seek,” “believe,” “expect,” anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements regarding events, conditions and financial trends that may affect the Company’s future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include:

•	Changes in U.S., state, local and third-party payor regulations or policies or other future reforms in the healthcare system (or in the interpretation of current regulations), new insurance or payment systems, including state, regional or private insurance cooperatives (e.g., Health Insurance Exchanges), affecting governmental and third-party coverage or reimbursement for clinical laboratory testing;

•	Significant fines, penalties, costs and/or damage to the Company’s reputation arising from the failure to comply with U.S. and international privacy and security laws and regulations, including the Health Insurance Portability and Accountability Act of 1996, Health Information Technology for Economic and Clinical Health Act, U.S. state laws and regulations, and laws and regulations of the European Union and other countries;

•	Loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of, the law or regulations of the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988;

•	Penalties or loss of license arising from the failure to comply with the U.S. Occupational Safety and Health Administration requirements and the U.S. Needlestick Safety and Prevention Act, or similar laws and regulations of U.S., state, local or international agencies;

•	Fines, unanticipated compliance expenditures, suspension of manufacturing, enforcement actions, injunctions, or criminal prosecution arising from failure to maintain compliance with current good manufacturing practice (cGMP) regulations and other applicable requirements of various regulatory agencies;

•	Changes in testing guidelines or recommendations by government agencies, medical specialty societies and other authoritative bodies affecting the utilization of laboratory tests;

•	Increased competition, including price competition, competitive bidding and/or changes or reductions to fee schedules and competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry;

•	Failure to obtain and retain new customers or a reduction in tests ordered, specimens submitted or services requested by existing customers;

•	Customers choosing to insource services that are or could be purchased from the Company;

•	Damage or disruption to the Company’s facilities;

•	Failure to identify, successfully close and effectively integrate and/or manage newly acquired businesses; and

•	Adverse results in litigation matters.

These and certain other factors are discussed in this Annual Report and from time-to-time in other company reports filed with the Securities and Exchange Commission (the “SEC”). The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Corporate Information

On January 27, 2016, Authentidate Holding Corp., or AHC, completed its merger (the “AEON Acquisition”) with Peachstate Health Management, LLC d/b/a AEON Clinical Laboratories, a privately held limited liability company (“AEON”), pursuant to a definitive Amended and Restated Agreement and Plan of Merger dated January 26, 2016, as amended on May 31, 2016 and December 15, 2016, collectively referred to herein as the “Merger Agreement”. The merger certificate was filed with the Secretary of State of Georgia on January 27, 2016. AEON survived the AEON Acquisition as a wholly-owned subsidiary of AHC. The merger was accounted for as a reverse acquisition with AEON treated for accounting purposes as the acquirer. As such, the financial statements of AEON are treated as the historical financial statements of the Company. Effective as of the closing of the AEON Acquisition, AEON changed its fiscal year end from December 31 to June 30 in order to conform to AHC’s fiscal year. For the periods prior to the closing of the AEON Acquisition the disclosure below relates to the historical business and operations of AEON. The AEON Acquisition requires certain Earn-out Payments (as defined and described below under the caption “Business – Certain Transactions — Earn-out Payments”) to be paid to the former members of AEON upon achievement of certain financial milestones. The Earn-out Payments must be paid in shares of AHC common stock.

Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise requires, references to “Authentidate,” “AHC,” “we,” “us,” “our,” the “Company” and similar references refer to Authentidate Holding Corp. and its subsidiaries. References below to “AEON” refer to the clinical laboratory testing services provided through the AEON subsidiary.

On June 11, 2016, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation, as amended, to change its name to “Aeon Global Health Corp.” The Company intends to effectuate this name change shortly after the filing of this Annual Report.

Item 1.	Business.

Authentidate and its subsidiaries primarily provide an array of actionable clinical services to health care professionals through its wholly-owned AEON subsidiary. AEON’s services menu encompasses medical tests used for monitoring both therapeutic drugs as well as drugs of abuse, the ability of an individual to metabolize or potentially have an adverse reaction to a number of drugs and other compounds and the potential risk of an individual to certain cancers based on their genetic makeup, among others. Authentidate also continues to provide its legacy secure web-based revenue cycle management applications and telehealth products and services that enable healthcare clinical testing, organizations to increase revenues, improve productivity, reduce costs, coordinate care for patients and enhance related administrative and clinical workflows and compliance with regulatory requirements. Web-based services are delivered as Software as a Service (SaaS) to customers interfacing seamlessly with billing, information and records management systems. Following the completion of the AEON Acquisition, the business conducted by AEON became primarily the business conducted by the Company.

Business Segments

The Company is operated as two segments: clinical testing services (legacy AEON’s services) and web-based software and related products and offerings (legacy AHC products). Clinical testing services include medical tests for monitoring both therapeutic drugs as well as drugs of abuse, the ability of an individual to metabolize or potentially have an adverse reaction to a number of drugs and other compounds and the potential risk of an individual to certain cancers based on their genetic makeup, among others. Web-based software and related products and offerings provide secure web-based revenue cycle management applications and telehealth products and services that enable healthcare organizations to increase revenues, improve productivity, reduce costs, coordinate care for patients and enhance related administrative and clinical workflows and compliance with regulatory requirements. Web-based services are delivered as Software as a Service (SaaS) to customers interfacing seamlessly with billing information and document management systems.

The AEON Business

AEON’s primary business focus is on production of actionable medical information for value-based medicine. This includes the testing of an individual’s urine or saliva for the presence of drugs or chemicals and the patient’s DNA profile.

AEON is an innovator in the genomic testing area with a comprehensive menu of genetic tests today (pharmacogenomics and cancer genetic testing) and a pipeline of additional genetic tests in development which it anticipates being able to bring to market over the coming year. AEON is investing to expand its genetic testing capabilities to address the rapidly increasing demand for personalized and value-based medical care that involves using an individual’s genetic profile to help guide decisions regarding the prevention, diagnosis, and treatment of disease. AEON strives to offer unique testing specifically designed for its increased focus on personalized medicine, with superior service levels. In this effort, AEON provides advanced testing in DNA pharmacogenomics, cancer genetics and molecular microbiology. Genomic testing is more complex than conventional toxicology testing, requires unique knowledge and significantly more sophisticated equipment resulting in higher pricing and less competition.

Toxicology is also a major component of AEON’s product mix and will continue to be an important element of AEON’s business strategy. AEON’s toxicology testing provides information about the medication and other substances in the patient’s system from either urine or oral fluid samples. This information helps guide a clinician’s treatment of a patient. Similarly, this testing ensures the safe use of medical prescriptions and is designed to help doctors provide the highest level of care. AEON offers a comprehensive set of toxicology tests to produce results under quality assurance standards consistent with those required by various regulatory bodies.

AEON supports its national client base from its Gainesville, Georgia headquarters. AEON is focused on technology innovation and efficiency, utilizing state of the art testing equipment and its proprietary methodologies to provide some of the fastest and most reliable test results in the nation. AEON focuses on a service model that emphasizes the importance of the test result for both the client and the patient. By focusing on fast, accurate turnaround of test results and the ability to integrate directly with the electronic medical records of clients, AEON believes it is able to provide clients a unique service that larger clinical laboratories cannot match. Because of the emphasis on its service model AEON believes it is ideally positioned to be a preferred lab provider for personalized medicine. Currently the majority of AEON’s testing volume is in toxicology. However, AEON has recently placed focus and emphasis on growing its DNA pharmacogenomics and cancer genetic testing in response to rapidly growing market demand for personalized medical testing.

AEON’s main testing services currently include:

•	Medical Toxicology. AEON’s toxicology testing utilizes HPLC-Tandem Mass Spectrometry testing and provides information about medications and other substances in the patient’s system from either urine or oral fluid samples with rapid 48 to 72-hour turnaround time. This information helps guide a clinician’s treatment of a patient and helps to ensure the safe use of prescription and other medications in pain management, substance abuse, hospital, and other clinical applications and is also routinely used in employment screening and law enforcement.

Numerous media outlets have reported multiple stories detailing the growing crisis that has resulted from the abuse of prescription and illegal drugs. AEON uses the latest innovations in mass spectrometry technology to identify individual drugs in patient specimens. AEON provides confirmatory testing to identify and quantify the level of these drugs. AEON’s drug testing technology can identify more than 70 different drugs and metabolites in urine and oral fluid samples. This information helps physicians determine whether their patients are compliant with their prescription regimens as well as whether they may be abusing illegal drugs.

•	DNA Pharmacogenomics. DNA pharmacogenomics seeks to apply the field of genomics to improve the efficacy and safety of therapeutics. Pharmacogenomics is genetic-based testing to determine patient therapy. Pharmacogenomics testing provides a “personalized” comprehensive report based on an individual patient’s DNA profile that indicates metabolic rates for defined medications. This information helps guide physician’s medication selections including dosages, leading to targeted and personalized therapy, enabling efficient selection of medications and therapies while reducing side effects and the use of ineffective medication regimens. Such testing may be of substantial value to accountable care organizations and employer-based health plans as it may be able to help identify those individuals whose genetic makeup might impact how they react to certain medications.

•	Cancer Genetic Testing. AEON provides testing for hereditary cancer markers, offering multiple BRCA testing options including comprehensive sequencing and deletion/duplication analyses of BRCA1 and BRCA2 and numerous multigene panels. The BRCA gene test is a saliva-based test that uses DNA analysis to identify harmful mutations in either one of these two highly penetrant genes which increase the chance for cancer of the breast, ovaries and fallopian tubes.

•	Molecular Microbiology. Molecular microbiology identifies microorganisms including viruses, bacteria and parasites through amplified DNA or RNA detection versus traditional microbiology procedures which use culture to grow potential microorganisms. This technique is rapid and highly sensitive, eliminating the need for culturing. Results can be obtained for a variety of pathogens within hours instead of days, creating a powerful diagnostic tool for physicians. AEON’s women’s health infectious disease panel, for example, tests for more than 30 different organisms from a single swab obtained during a doctor’s visit.

AEON provides high quality, cost-effective genetic testing for hereditary cancer markers using cutting-edge nucleic acid extraction, next generation sequencing and bioinformatics technologies. Along with pharmacogenomics testing, AEON’s cancer genomic testing has expanded to address the rapidly growing demand. AEON’s next generation sequence testing, branded the Cancer Detect Profile, provides information on a range of hereditary cancers that details the connection between a patient’s unique genetic makeup and their risk of developing certain prevalent cancers.

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

AEON’s multiple BRCA testing options include comprehensive sequencing and election/duplication analyses of BRCA1 and BRCA2 and numerous multigene panels. The BRCA gene test is a cheek swab test that uses DNA analysis to identify harmful mutations in either one of these two highly penetrant genes which increase the chance for cancer of the breast, ovaries and fallopian tubes.

AEON offers the analysis of 38 genes covering 18 different cancers as outlined below:

GENE(S)	ASSOCIATED CANCER(S) / TUMORS

APC	Colorectal, central nervous system, thyroid, liver, duodenal, pancreatic
ATM	Breast, pancreatic
NBN	Breast, prostrate, possibly ovarian
BRCA1, BRCA2	Breast, ovarian, prostrate, pancreatic, male breast
BRIP1, RAD51C, RAD51D	Breast, ovarian
BMPR1A, SMAD4	Stomach, colorectal, pancreatic
CDH1	Breast, colorectal, gastric
CDK4	Melanoma
CDKN2A	Melanoma, pancreatic
CHEK2	Breast, colorectal
FH	Kidney, leiomyomas
FLCN	Kidney
MAX	Pheochromocytoma
MET	Kidney
MLH1, MLH2, MSH6,	Ovarian, colorectal, uterine, stomach, small bowel, hepatobiliary, brain
PMS2, EPCAM	Pancreatic, sebaceous, urinary tract
MUTYH	Breast, colorectal
NF1	Optic glioma, gastrointestinal stromal tumor, paraganglioma/ Pheochromocytoma, beurofibromas, breast, central nervous system
PALB2	Breast, pancreatic
PTEN	Breast, uterine, thyroid, colorectal, kidney
RET	Thyroid (medullary), pheochromocytoma
SDHAF2, SDHB, SDHC,	Kidney, paraganglioma/pheochromocytoma, gastrointestimal
SDHD	stomal tumor
TSC1, TSC2	Kidney, cardiac rhabdomyomas, central nervous system
STK11	Colorectal, small bowel, pancreatic, breast, ovarian
TMEM127	Paraganglioma/pheochromocytoma
TP53	Brain, leukemia, breast sarcoma, adrenocortical, gastrointestinal, Genitourinary
VHL	Kidney, pheochromocytoma, central nervous system

Scientific Capabilities

AEON believes that its success has been driven by its strong scientific team which has more than 200 years of collective experience. The more than 30 members of AEON’s scientific team are involved in the operations of its laboratory and are continually working on research and development activities to expand the scope of the tests offered. A total of eight members of AEON’S scientific team have advanced degrees including five with Doctoral degrees. AEON’s testing utilizes proprietary sample preparation methods to achieve the highest accuracy available. This methodology was developed with a team of leading scientists over several years, ensuring AEON provides the best information for patient care available.

Revenue and Sales and Marketing

AEON provides testing services to a broad range of health care providers and other customers. The primary client groups serviced by AEON include:

•	Physicians

•	Clinics

•	Medical Centers

•	Hospitals

•	Accountable Care Organizations (ACOs)

•	Rehabilitation Centers or Intensive Outpatient Care Centers

•	Employer Health Programs

AEON’s services are paid for through a mix of reimbursement from Medicare, Medicaid and private health insurance along with a direct pay clientele. Currently, the top 50 payors represent over 83% of AEON’s billings with 39% of these billings representing in-network insurance charges. No single customer (payor) accounts for more than 15% of AEON’s revenue or income.

AEON generated revenues of approximately $18,912,000, and $33,953,000 for the years ended June 30, 2017 and 2016, respectively.

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

The Company monitors the aging of accounts receivable as necessary. Bad debt expense is recorded within selling, general and administrative expenses as considered necessary to maintain the allowance for doubtful accounts at an appropriate level, based on the Company’s experience with its accounts receivable. The Company writes off accounts against the allowance for doubtful accounts when accounts receivable are deemed to be uncollectible.

AEON is actively working to become an in-network provider under contract with all its private health insurance payors which it believes will result in higher volumes and higher collections. AEON has a dedicated staff that solely focuses on contracting with private health insurance payors and the credentialing required to be an in-network provider.

AEON markets its services across a wide spectrum of physician specialties, physician organizations, behavioral and mental health rehabilitation groups, third-party administrators (“TPA’s”), pharmacy benefit manager (“PBM’s”), small—medium—large healthcare systems ACOs, employer health programs and hospitals utilizing multiple channels including direct marketing, independent agents and distributors.

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

AEON’s early marketing strategy involved directing salespeople or independent agents into the field calling on individual/independent doctors leveraging independent agents who were already calling on the doctors and selling them a variety of other products and services to produce higher testing volumes. AEON’s marketing approach was based upon an approach which emphasized personally developing the agent network marketing AEON’s service-oriented approach. An early differentiator was (and continues to be) AEON’s willingness to work with the medical provider’s electronic medical records (EMR) systems—this creates “stickier” customers with higher retention and disincentive for the customers to switch testing companies once AEON has interfaced with their EMR system. To date, AEON has provided connectivity with numerous EMR vendors.

AEON is currently refining its marketing strategy to place increasing emphasis on reaching out to a new cohort of potential revenue including large national payors and management companies, ACOs, hospital systems, treatment centers, specialized physician practices, employer health programs and developing relationships with other labs. A principal area of focus in this strategy is to develop relationships generating higher test volumes and percentage of collections. AEON has made significant staff additions to its direct marketing team to assist with the targeting of these segments. As AEON focuses on direct calling to larger accounts, it will concurrently look to reduce dependence on independent agents, giving AEON better control and lower cost per test. However, the sheer volume of independent agent-driven testing will keep this channel as a significant revenue contributor for the near term.

Industry Background and Competition

The clinical laboratory business is intensely competitive. AEON competes with laboratories owned by hospitals, many larger and smaller independent laboratories, as well as physician office laboratories. The clinical laboratory industry consists primarily of three types of providers: hospital-based laboratories, physician-office laboratories and independent clinical and anatomical pathology laboratories. AEON believes that in 2016, the U.S. clinical laboratory testing industry generated revenues of approximately $70 billion based on industry publications, with the total ex-U.S. market standing at over than $100 billion. The Centers for Medicare and Medicaid Services of the Department of Health and Human Services have estimated that in 2016 there were more than 8,900 hospital-based laboratories, 121,200 physician-office laboratories and 5,900 independent clinical laboratories in the U.S.

Based on industry data, management believes that the clinical laboratory testing market sector is forecast to grow at an annualized rate of over 5% from its current level. However, this total represents less than 3% of the total U.S. annual healthcare expenditures, estimated to be over $3 trillion, despite the fact that the results of clinical laboratory tests drive 70% of all treatment decisions. Demand for lab services is expected to continue to grow due to a number of factors including the movement towards preventative care, the aging population, higher illicit drug use and the increasing trend towards personalized and value-based medicine. Management believes that large healthcare organizations including payors, providers and administrative service providers will drive increasing testing volumes as they strive to guide the treatment of patients, ensure safe use of prescriptions and help doctors provide the highest level of care.

AEON believes that the key differentiating factors giving it advantages over its competitors include:

•	Solutions - AEON provides a full suite of medical testing solutions with rapid reporting.

•	Processes - AEON complements its skilled medical and analytical staff with the use of robotic testing systems for precision and speed; each step is automated to avoid human error. This approach enables AEON to provide the fastest, most-reliable turn-around times in the industry for each professional test.

•	Reviews - AEON reviews every test result multiple times for complete confidence; testing outcomes are reviewed by two different professionals (degree in biology, chemistry or related sciences), then the final report undergoes a review by a senior scientist before being released. This human touch provides oversight that cannot be achieved by fully-automated reporting processes.

•	Reports - Testing reports are comprehensive and easy-to-understand; in each testing protocol the outcomes are produced in formats that a physician can quickly grasp; delivered via secured portal, fax or EMR.

•	Assistance - AEON provides professional assistance in the interpretation of results; trained scientists and/or genetic counselors are on-hand to help the physician understand the results and integrate them into a patient’s overall treatment plan.

•	Retention - AEON has performed validation studies to allow it to internally retain tested specimens for four months to be available to allow for re-testing if required. This retention policy helps to provide an additional level of confidence to referring physicians.

•	Compliance - AEON employs full-time staff focused on compliance and regulation, and believes it is in compliance with all requirements, and all employees adhere strictly to AEON’s compliance program. Through training, education and AEON’s Medical Testing Marketing Platform (MTMP), employees are held to the highest regulatory and ethical standards while retaining a focus on customer satisfaction.

•	Training - Training is provided regularly to AEON customers; helping to integrate medical testing into the protocols of a customer’s practice and ensuring proper testing are always followed.

•	Collaboration - AEON employees are hands-on partners with their customers, providing proactive support, patient education and long-term integration of medical testing within the practice or clinic.

Diagnostic and medical laboratories are an integral part of patients’ medical evaluation and treatment providing healthcare practitioners with information concerning the onset, severity and cause of patients’ ailments and illnesses. The toxicology laboratories industry is in the growth stage of its life cycle, which is characterized by stronger growth than that of the overall economy, due to rapidly changing technologies and increasing market acceptance of the industry’s services. Demand for industry services is expected to grow due to a number of factors including the movement towards preventative care, the aging population, higher illicit drug use and the increasing trend towards personalized and value-based medicine.

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

Higher illicit drug use is the primary driver of employers’ demand for toxicology tests. According to the latest data available from the Society for Human Resource Management, in 2011, 57% of businesses in the United States required employees to take drug tests. Per the Substance Abuse and Mental Health Services Administration’s (SAMHSA) 2013 National Survey on Drug Use and Health, 24.6 million Americans aged 12 and older used illicit drugs in the past month, or 9.4% of total adults aged 12 and older, up from 8.9% in 2010.

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

Due to genetic variations, many patients experience adverse drug reactions (“ADRs”) from drugs that are relatively safe for others. ADRs are a significant cause of mortality and morbidity, which contribute to increased economic cost as well as human cost. In the JAMA study, “Incidence of Adverse Drug Reactions in Hospitalized Patients, of the incidence of ADRs,” the authors estimated that in 1994, 2,216,000 hospitalized patients had serious ADRs and 106,000 patients had fatal ADRs. Based on those estimates, ADRs are between the fourth and sixth most common causes of death in the United States. ADRs are estimated to result in $1.56 billion to $4.0 billion dollars in direct hospital costs each year.

AEON competes in a market that is highly fragmented and features many small toxicology laboratories that primarily cater to regional demand, such as the local law enforcement sector. However, large-scale companies have entered the market and have provided toxicology testing services to select markets (e.g. employers that have a multitude of establishments) throughout the United States. Over the past five years, market share concentration has increased as a result of stronger merger and acquisition activity. Key industry competitors include Ameritox, Aegis, Dominion, Laboratory Corporation of America and Quest Diagnostics. AEON believes that ongoing consolidation in the clinical laboratory testing business will continue. In addition, AEON believes that it and the other large independent clinical laboratory testing companies will be able to increase their share of the overall clinical laboratory testing market due to a number of factors, including cost efficiencies afforded by large-scale automated testing, reimbursement reductions and managed health care entities that require cost efficient testing services and large service networks. In addition, legal restrictions on physician referrals and their ownership of laboratories, as well as increased regulation of laboratories, are expected to contribute to the continuing consolidation of the industry.

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

AHC’s Inscrybe® Healthcare is a secure web-based revenue cycle management workflow automation solution that enables healthcare industry participants to securely exchange and track a variety of documents, certificates, and other information over different modes of communication, including electronic delivery. Inscrybe Healthcare incorporates electronic signatures; business-rules based electronic forms, content authentication, workflow intelligence for routing and transaction management, and identity credentialing and verification. The Company intends to continue its efforts to market AHC’s web-based services and related products in its target markets.

Sales, Marketing and Suppliers

AHC’s web-based services and telehealth products and services are sold through direct sales efforts, reseller arrangements and group purchasing organizations (GPOs). Resellers and GPOs typically receive a commission based on a percentage of the value of customer agreements we enter into due to their efforts. In cases where our contracts have a term exceeding one year, we generally defer service revenue derived from these contracts and recognize it over the life of the contract. AHC has also retained professional consultants to support its marketing and sales efforts by providing it with expertise in specific markets. The markets for healthcare devices and solutions include integrated delivery networks, physician groups and networks, managed and accountable care organizations, hospitals, medical centers, home health agencies, pharmacies, governments and public health organizations. AHC has historically contracted with third parties for the provision of hosting services to support its web-based services. AHC believes that there are sufficient alternative suppliers of these services. AHC augments its own staff from time-to-time by using third party consultants and its software and services incorporate products and services which it licenses from unaffiliated third parties. AHC has utilized the services of a contract manufacturer to assemble telehealth devices and several suppliers for its tablets, peripherals and various component parts and services. AHC believes that adequate alternative suppliers of these products and services exist on commercially reasonable terms so as to mitigate any adverse impacts caused by the termination of any of its existing relationships.

Competition

The Company competes in markets for its web-based services and its telehealth products and services that are highly competitive and rapidly changing. The Company believes that the principal competitive factors affecting the market for the telehealth and web-based services and solutions include features such as ease of use, quality/reliability of our offerings, scalability, features and functionality, customer service and support and price. Competitors to AHC services and solutions offer products, web-based processing of medical forms, signature solutions and patient monitoring products and services that compete with those we have offered. Almost all of these competitors are substantially larger or have more experience and market share than we do in their respective markets. In addition, companies with which we do not presently directly compete may become competitors in the future through their product development in the area of secure online services and telehealth services and such companies may have greater financial, technological, and marketing resources than we do. Therefore, these competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards and customer requirements. Many of these competitors also have broader and more established distribution channels that may be used to deliver competing products or services directly to customers through bundling or other means. As a result of the foregoing and other factors, we may not be able to compete effectively with current or future competitors, and competitive pressures that we face could materially harm our business.

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

The Company has also been granted a license to one issued U.S. patent by Authentidate International AG, two issued U.S. patents by its former joint venture partner and its affiliate and one issued U.S. patent by a third-party. AHC also entered into a license and settlement agreement with Robert Bosch Healthcare Systems, Inc. providing for the resolution and dismissal, with prejudice, of the purported patent infringement lawsuit filed by Bosch against Express MD in January 2012 and a license to the various asserted patents. Some of the technology embodied in its telehealth products cannot be patented. Patents licensed to AHC by its former joint venture partner and an affiliate were to provide AHC with rights to enable it to continue to commercialize and develop the Electronic House Call™ remote patient monitoring products and services. AHC’s right to utilize any such intellectual property is subject to the terms of this agreement. There can be no assurance that the intellectual property licensed to AHC will be effective to protect its products and services from duplication by other manufacturers or developers or to prevent competitors from offering similar products and services.

The Company continues to take steps to protect its intellectual property rights including filing additional trademark and patent applications where appropriate. There can be no assurance that any patents or registrations will be issued or that any such patents or registrations that do issue will be effective to protect its products and services or trademarks from duplication by other manufacturers or developers or to prevent competitors from offering similar products and services.

Other companies operating in similar markets may independently develop substantially equivalent proprietary information or otherwise obtain access to the Company’s knowledge and expertise. There can be no assurance that the Company will be able to afford the expense of any litigation which may be necessary to enforce or defend the rights under any patent. Although the Company believes that the products or services offered do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has occurred or may occur. In the event that any of the services or products offered is deemed to infringe upon the patents or proprietary rights of others, the Company could be required to modify its offerings or obtain a license for the use and/or sale of such products and services. There can be no assurance that, in such an event, the Company would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon its business. If the Company’s current or proposed offerings are deemed to infringe upon the patents or proprietary rights of others, it could, under certain circumstances, become liable for damages or subject to an injunction, which could also have a material adverse effect. It is the Company’s policy to investigate allegations of third-party intellectual property rights to the extent that they are brought to the Company’s attention or to the extent that the Company becomes independently aware of such third-party intellectual property rights to ensure that current and proposed products and services do not infringe on any such rights. The Company cannot provide any assurances that its products or services do not infringe upon any other patents, including the patents that the Company has investigated.

Quality Assurance

AEON maintains a well-structured and vigorous quality assurance program in order to provide accurate and precise clinical information to physicians. AEON holds the required federal and state licenses necessary for the operation of a clinical laboratory at its facilities and must submit to vigorous proficiency tests (or surveys) for all tests that the Company performs. AEON is also subject to unannounced inspections from the various state and federal licensing agencies.

The Company has a Quality Assurance Committee, headed by a Quality Assurance Coordinator and composed of supervisors from all of AHC departments. The Committee meets monthly to assess and evaluate laboratory quality. Based on the information received from the Committee, recommendations are made to correct conditions that have led to errors. Management, department supervisors and members of the Committee continually monitor laboratory quality. Depending on the test, two or three levels of quality control materials are run in each analytical assay to enhance precision and accuracy. Patient population statistics are evaluated each day. Testing of highly abnormal samples is repeated to maximize accuracy. The Company participates in numerous externally-administered quality surveillance programs, including the College of American Pathology (CAP) program.

The Company believes that all of these procedures are necessary, not only in maintaining federal and state licensing, but also in assuring a quality product. The Company believes that high standards of quality are an important factor in differentiating AEON from the competition.

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

Privacy and Security Regulations

The Company is required to comply with laws and regulations in the United States (at the federal and state levels), and jurisdictions outside the United States in which it conducts business, including the European Union, regarding protecting the security and privacy of certain healthcare and personal information. These privacy and security laws include the federal Health Insurance Portability and Accountability Act, as amended, and the regulations thereunder (collectively, “HIPAA”). The HIPAA security regulations establish requirements for safeguarding protected health information. The HIPAA privacy regulations establish comprehensive federal standards regarding the uses and disclosures of protected health information. It also sets forth certain rights that an individual has with respect to his or her protected health information (“PHI”) maintained by a covered entity, such as the right to access or amend certain records or to request restrictions on the use or disclosure of PHI. The privacy regulations require covered entities to contractually bind third parties, known as business associates, in the event that they perform an activity or service for or on behalf of the covered entity that involves access to PHI. HIPAA regulations encompass the manner in which certain healthcare information, including claims and remittance advice, is transmitted through the Transactions and Code Sets Rule. The Company believes that it is in compliance in all material respects with the current Transactions and Code Sets Rule. However, the failure of the Company, third-party payors or physicians to apply the new code set could have had an adverse impact on reimbursement, days sales outstanding and cash collections. The U.S. Health Information Technology for Economic and Clinical Health Act (HITECH), which was enacted in February 2009, strengthens and expands the HIPAA privacy and security rules and their restrictions on use and disclosure of PHI. HITECH includes, but is not limited to, prohibitions on exchanging PHI for remuneration and additional restrictions on the use of PHI for marketing. HITECH also changed a business associate’s obligations by imposing a number of privacy and security requirements directly on business associates that were previously only directly applicable to covered entities. Moreover, HITECH requires covered entities to provide notice to individuals, HHS, and, as applicable, the media when unsecured PHI is breached, as that term is defined by HITECH. Business associates are similarly required to notify covered entities of a breach.

As well as the HIPAA regulations described above, there are a number of other national, state and foreign laws regarding the confidentiality and security of medical information, some of which apply to clinical laboratories. These laws vary widely but they most commonly regulate or restrict the collection, use and disclosure of medical and financial information and other personal information. In some cases, state laws are more restrictive and are not preempted by HIPAA. Penalties for violation of these laws may include sanctions against a laboratory’s licensure, as well as civil and/or criminal penalties. Violations of the HIPAA provisions could result in civil and/or criminal penalties, including significant fines and up to 10 years in prison. HITECH also significantly strengthened HIPAA enforcement by increasing the civil penalty amounts that may be imposed, requiring HHS to conduct periodic audits to confirm compliance and authorizing state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of the HIPAA privacy and security regulations that affect the privacy of state residents. Together, these laws and regulations establish a complex regulatory framework, and may require a healthcare provider to notify individuals or the government if the provider discovers certain breaches of personal information or protected health information. The Company maintains policies and practices in place, designed to meet all applicable requirements.

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

The federal health care programs’ anti-kickback law (the “Anti-Kickback Law”) prohibits knowingly providing anything of value in return for, or to induce, the referral of Medicare, Medicaid or other federal health care program business. Violations can result in imprisonment, fines, penalties, and/or exclusion from participation in federal health care programs. The OIG has published “safe harbor” regulations which specify certain arrangements that are protected from prosecution under the Anti-Kickback Law if all conditions of the relevant safe harbor are met. Failure to fit within a safe harbor does not necessarily constitute a violation of the Anti-Kickback Law, although the arrangement would be subject to scrutiny by regulators and prosecutors and would be evaluated on a case-by-case basis. Many states have their own Medicaid anti-kickback laws and several states also have anti-kickback laws that apply to all payors (i.e., not just government health care programs).

From time-to-time, the OIG issues alerts and other guidance on certain practices in the health care industry that implicate the Anti-Kickback Law or other federal fraud and abuse laws. Violations of other fraud and abuse laws also can result in exclusion from participation in federal health care programs, including Medicare and Medicaid. One basis for such exclusion is an individual or entity’s submission of claims to Medicare or Medicaid that are substantially in excess of that individual or entity’s usual charges for like items or services. In 2003, the OIG issued a notice of proposed rulemaking that would have defined the terms “usual charges” and “substantially in excess” in ways that might have required providers, including the Company, to either lower their charges to Medicare and Medicaid or increase charges to certain other payors to avoid the risk of exclusion. On June 18, 2007, the OIG withdrew the proposed rule, saying it preferred to continue evaluating billing patterns on a case-by-case basis. In its withdrawal notice, the OIG also said it “remains concerned about disparities in the amounts charged to Medicare and Medicaid when compared to private payors,” that it continues to believe its exclusion authority for excess charges “provides useful backstop protection for the public fiscal from providers that routinely charge Medicare or Medicaid substantially more than their other customers” and that it will continue to use “all tools available … to address instances where Medicare or Medicaid are charged substantially more than other payors.” Thus, although the OIG did not proceed with its rulemaking, an enforcement action under this statutory exclusion basis is possible and, if pursued, could have an adverse effect on the Company. The enforcement by Medicaid officials of similar state law restrictions also could have a material adverse effect on the Company.

Under another federal statute, known as the “Stark Law” or “self-referral” prohibition, physicians who have a financial or a compensation relationship with a clinical laboratory may not, unless an exception applies, refer Medicare patients for testing to the laboratory, regardless of the intent of the parties. Similarly, laboratories may not bill Medicare for services furnished pursuant to a prohibited self-referral. There are several Stark Law exceptions that are relevant to arrangements involving clinical laboratories, including: 1) fair market value compensation for the provision of items or services; 2) payments by physicians to a laboratory for clinical laboratory services; 3) an exception for certain ancillary services (including laboratory services) provided within the referring physician’s own office, if certain criteria are satisfied; 4) physician investment in a company whose stock is traded on a public exchange and; 5) certain space and equipment rental arrangements that are set at a fair market value rate and satisfy other requirements. All of the requirements of a Stark Law exception must be met in order for the exception to apply. Many states have their own self-referral laws, which in some cases apply to all patient referrals, not just Medicare.

There are a variety of other types of federal and state fraud and abuse laws, including laws prohibiting submission of false or fraudulent claims. The Company takes all laws and regulations applicable to its industry very seriously, and conducts its business in compliance with all applicable federal and state fraud and abuse laws. The Company is unable to predict how these laws will be applied in the future, and as such, the Company gives no assurances that its arrangements will not be subject to scrutiny under such laws. Sanctions for violations of these laws may include exclusion from participation in Medicare, Medicaid and other federal or state health care programs, significant criminal and civil fines and penalties, and loss of licensure. Any exclusion from participation in a federal health care program, or any loss of licensure, arising from any action by any federal or state regulatory or enforcement authority, would likely have a material adverse effect on the Company’s business. Any significant criminal or civil penalty resulting from such proceedings could also have a material adverse effect on the Company’s business.

Reimbursement Laws

Medicare beneficiaries’ access to laboratory testing will be integral to the industry’s growth over the next five years. In April 2014, the Protecting Access to Medicare Act of 2014 was enacted into law, which will significantly affect the Clinical Laboratory Fee Schedule (“CLFS”). Most diagnostic services are assigned a code under the Current Procedural Terminology (“CPT”) coding system created by the American Medical Association in 1966. Typically, the CPT code is a five-digit number that is assigned to an item or service with genetic tests billed using CPT laboratory and pathology codes. In 1984, Congress authorized the creation of the Medicare Clinical Laboratory Fee Schedule for clinical laboratory services. The CLFS is, in reality, many fee schedules, as each carrier is required to establish its own schedule. Payments allowable under the CLFS were to be adjusted annually based on the Consumer Price Index, an index that grew at a rate below the rate of inflation for medical goods and services. One year later, Congress established a National Limitation Amount (NLA) to establish a cap on fees for laboratory services. Following establishment of the NLA, the maximum allowable charge for laboratory services covered by Medicare was the lesser of the provider’s charge for the service, the applicable carrier’s fee schedule amount, or the NLA. Starting in 2017, Medicare payments for clinical diagnostic laboratory tests will be determined by a market-based payment system, effectively basing Medicare payments on the weighted median of private payors’ payment rates for each test. Overall, the Congressional Budget Office (“CBO”) projects that these reforms to the CLFS will cut Medicare spending by $1.0 billion between 2014 and 2019 and an additional $2.5 billion from 2020 to 2024. Overall, this legislation will require laboratories to report variations in payment rates, such as varying payments across payors, thus likely translating to fewer discrepancies in payments. Diagnostic and medical laboratories will likely contend with increasingly competitive reimbursement rates. Laboratories can be fined up to $10,000 per day for failing to report or misrepresenting laboratory payments.

The Company’s telehealth products are used for medical purposes generally covered by government or private health plans. In general, a third-party payor only covers a medical product or procedure when the plan administrator is satisfied that the product or procedure improves health outcomes, including quality of life or functional ability, in a safe and cost-effective manner. Even if a device has received clearance or approval for marketing by the FDA, there is no assurance that third-party payors will cover the cost of the device and related procedures. In many instances, third-party payors use price schedules that do not vary to reflect the cost of the products and equipment used in performing those procedures. In other instances, payment or reimbursement is separately available for the products and equipment used, in addition to payment or reimbursement for the procedure itself. Even if coverage is available, third-party payors may place restrictions on the circumstances where they provide coverage or may offer reimbursement that is not sufficient to cover the cost of the Company’s products. Third-party payors who cover the cost of medical products or equipment and allow a general charge for the procedure, often maintain lists of exclusive suppliers or approved lists of products deemed to be cost-effective. Authorization from those third-party payors is required prior to using products that are not on these lists as a condition of reimbursement. If the Company’s products are not on the approved lists, healthcare providers must determine if the additional cost and effort required for prior authorization, and the uncertainty of actually obtaining coverage, is justified by any perceived clinical benefits from using these products. If hospitals and physicians cannot obtain adequate reimbursement for AHC’s products or the procedures in which they are used, the Company’s business, financial condition, results of operations, and cash flows could suffer a material adverse impact.

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

While the laboratory industry agreed to a five-year annual rate reduction of 1.75% to the Medicare clinical lab fee schedule under healthcare reform, the long-term positives are expected to outweigh this reduction. Healthcare coverage has been mandated since 2010, which has stimulated laboratory testing volumes. The PPACA’s inclusion of laboratory services as part of the basic coverage for those currently uninsured will increase the number of patients with access to industry services. Under the PPACA, Medicare will cover the entire cost of preventive services, such as screening tests. All private health plans must also provide coverage for preventive services. In 2013, a 2.3% excise tax on the sale by manufacturers, producers and importers of certain medical devices that are not exempted from such tax was imposed under these health care reform laws. As administrative rules implementing healthcare reform under the legislation are not yet finalized or have been modified, the impact of the healthcare reform legislation on the Company is unknown, and there can be no assurances that healthcare reform legislation will not adversely impact either the operational results or the manner in which the Company operates the business. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our solutions and services.

Various healthcare reform proposals have also emerged at the state level. The Company cannot predict the exact effect newly enacted laws or any future legislation or regulation will have on us. However, the implementation of new legislation and regulation may lower reimbursements for the Company’s products, reduce medical procedure volumes and adversely affect the business, possibly materially.

Regulation of Medical Devices

Government authorities in the United States at the federal, state and local levels and foreign countries extensively regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution, sampling, marketing, and import and export of medical devices. Various federal, state, local and foreign statutes and regulations also govern testing, manufacturing, safety, labeling, storage, distribution and record-keeping related to such products and their marketing. The process of obtaining these approvals and clearances, and the subsequent process of maintaining substantial compliance with appropriate federal, state, local, and foreign statutes and regulations can require the expenditure of substantial time and financial resources. Statutes, rules, regulations and policies may change and new legislation or regulations may be issued that could delay such approvals.

Under the Federal Food Drug and Cosmetic Act, medical devices are classified into one of three classes: Class I, Class II or Class III. The classification of a device into one of these three classes generally depends on the degree of risk associated with the medical device and the extent of control needed to ensure safety and effectiveness. Class I and II devices must be able to demonstrate safety and efficacy by adhering to a set of general controls, including compliance with the applicable portions of the FDA’s Quality System Regulation, which sets forth good manufacturing practice requirements: facility registration, device listing and product reporting of adverse medical events, truthful and non-misleading labeling, and promotion of the device only for its cleared or approved intended uses. Class II devices are also subject to these general controls and any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Review and clearance by the FDA for these devices is typically accomplished through the 510(k) pre-market notification procedure. When 510(k) clearance is sought, a sponsor must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a legally marketed Class II device (for example, a device previously cleared through the 510(k) pre-market notification process). If the FDA agrees that the proposed device is substantially equivalent to the predicate device, then 510(k) clearance to market will be granted. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require pre-market approval, or PMA. The FDA has categorized the AHC telehealth product as a Class II device.

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

Health and Environmental Laws

AEON’s testing business is subject to laws and regulations related to the protection of the environment, the health and safety of employees and the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials. For example, the U.S. Occupational Safety and Health Administration (“OSHA”) has established extensive requirements relating specifically to workplace safety for healthcare employers in the U.S. This includes requirements to develop and implement multi-faceted programs to protect workers from exposure to blood-borne pathogens, including preventing or minimizing any exposure through needlestick injuries. For purposes of transportation, some biological materials and laboratory supplies are classified as hazardous materials and are subject to regulation by one or more of the following agencies: the U.S. Department of Transportation, the U.S. Public Health Service, the U.S. Postal Service and the International Air Transport Association. AEON generally uses third-party vendors to dispose of regulated medical waste, hazardous waste and radioactive materials, and contractually requires them to comply with applicable laws and regulations.

Employees

At June 30, 2017, the Company had approximately 83 full-time employees, 29 independent contractors, and 25 independent sales representatives or distribution groups. The Company has no collective bargaining agreements with unions covering its employees, and believes that its overall relations with its employees are good.

Certain Transactions

Earn-out Payments

In accordance with the Merger Agreement, the members of AEON prior to the effective time of the AEON Acquisition became holders of shares of AHC common stock, issuable in tranches as described in below. Additionally, the AEON Acquisition requires certain Earn-out Payments (as defined and described below) to be paid to the former members of AEON upon achievement of certain financial milestones. The Earn-out Payments must be paid in shares of AHC common stock. Pursuant to the terms of the Merger Agreement, among other things:

•	Following the AEON Acquisition, AEON is operated as a separate entity.

•	The former members of AEON prior to the effective time of the AEON Acquisition became holders of shares of AHC common stock issuable in tranches as follows (the payments referred to in (b), (c), (d) and (e) below are hereinafter be referred to as the “Earn-out Payments”):

(a)	At the closing of the AEON Acquisition, the membership interests of AEON were converted into the right to receive such number of validly issued, fully paid and non-assessable shares of AHC common stock as is equal to 19.9% of the issued and outstanding shares of AHC common stock (rounded to the nearest whole share) as of the close of business on the business day immediately prior to the closing date of the AEON Acquisition (958,030 total shares of AHC common stock).

(b)	In December 2016, the Company issued to the former AEON members 240,711 shares of common stock, representing 5% of the issued and outstanding shares of AHC common stock as of the close of business on the business day immediately prior to the closing date of the AEON Acquisition, following the approval of its shareholders of the Earn-out Payments.

(c)	In December 2016, the Company issued to the former AEON members 1,155,415 shares of common stock, representing 24% of the issued and outstanding shares of AHC common stock as of the close of business on the business day immediately prior to the closing date of the AEON Acquisition, due to the determination that AEON achieved at least $16,000,000 in EBITDA for the calendar year ending December 31, 2015.

(d)	In the event AEON achieves at least $65,900,000 in EBITDA, in the aggregate, for the three calendar years ending December 31, 2016, 2017 and 2018, then, on October 1, 2019, subject to the completion of the audited financial statements of AEON for the calendar year ending December 31, 2018, the Company will issue to the former AEON members such number of additional shares of AHC common stock as is equal to 36.1% of the issued and outstanding shares of AHC common stock (rounded to the nearest whole share) as of the close of business on the business day immediately prior to the closing date of the AEON Acquisition, provided, however, the Company will issue to the former AEON members such number of additional shares of AHC common stock so that the total number of shares of AHC common stock issuable to the former AEON members shall equal 85% of the issued and outstanding AHC common stock on a post-issuance basis (rounded to the nearest whole share) on a Fully Diluted Basis (as defined below).

(e)	In the event AEON achieves at least $100,000,000 in EBITDA, in the aggregate, for the four calendar years ending December 31, 2019, the Company will issue to the former AEON members such number of shares of AHC common stock which equals an additional 5% of the issued and outstanding shares of AHC common stock on a post-issuance basis (rounded to the nearest whole share), on a Fully Diluted Basis, in addition to the shares of AHC common stock issued to the former AEON members under (b), (c) and (d) above (resulting in the AEON members potentially owning 90% of the issued and outstanding shares of AHC common stock on a post issuance basis and Fully Diluted Basis if all the additional tranches are earned).

For purposes of determining the potential number of shares of AHC common stock which may be earned in the future, the term “Fully Diluted Basis” means the aggregate of all outstanding shares of AHC common stock, plus the shares of AHC common stock issuable upon exercise or conversion of any derivative security outstanding with a conversion or exercise price of $6.75 or less; in each case on the close of business on the business day immediately prior to the closing date of the AEON Acquisition.

The Merger Agreement provides that the former AEON members, as holders of shares of AHC common stock issued pursuant to the Merger Agreement, will have the right to nominate one person to the Company’s board of directors for each 10% of the outstanding shares of AHC common stock beneficially owned by the former AEON members. In the event that a vacancy is created on the board of directors at any time due to the death, disability, retirement, resignation or removal of a director elected by the former AEON members, then the former AEON members shall have the right to nominate an individual to fill such vacancy.

Exchange of Notes and Series B Preferred Stock

On March 20, 2017, the Company entered into a note exchange agreement with the holders of an aggregate principal amount of $2,170,000 of outstanding promissory notes (the “Original Notes”), which were due and payable, pursuant to which the Company agreed to issue the holders of such notes, in consideration of the cancellation of the Original Notes, new promissory notes in the aggregate principal amount of $2,545,199, which is equal to the sum of the aggregate principal amount of the Original Notes plus the accrued but unpaid interest on the Original Notes (the “New Notes”). The New Notes are convertible into shares of the Company’s common stock at an initial conversion price of $2.03 per share. Based on the initial conversion prices, the New Notes are convertible into up to 1,253,792 shares of common stock. If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price then in effect, such conversion price will be decreased to equal 85% of such lower price. The foregoing adjustments to the conversion price will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. The conversion price is also subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. All of the New Notes have a maturity date of one year from the closing date. The New Notes were issued in consideration of the exchange of (i) and aggregate principal amount of $950,000 of Original Notes which are currently convertible at a price of $2.25 per share, (ii) an aggregate principal amount of $520,000 of Original Notes which are currently convertible at a price of $3.00 per share, and (iii) an aggregate principal amount of $700,000 of unconvertible Original Notes. As the conversion price of the New Notes is below $2.25, the exercise price of outstanding warrants to purchase an aggregate of 825,184 shares of common stock has been adjusted from $2.70 per share to $2.07 per share.

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

In connection with the exchange of the Original Notes for the New Notes, the parties agreed that the holder of all of the Company’s outstanding shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) would exchange all of its outstanding shares of Series B Preferred Stock for shares of a new series of convertible preferred stock to be designated as Series E Convertible Preferred Stock (the “Series E Preferred Stock”). Accordingly, on March 20, 2017, the Company also entered into a separate exchange agreement with the holder of the shares of Series B Preferred Stock, to exchange such shares for a total of 25,000 shares of Series E Preferred Stock. The shares of Series E Preferred Stock will be initially convertible by the holder into an aggregate of 187,500 shares of Common Stock at the initial conversion rate of $4.00 per share. The conversion price of the new preferred stock will be subject to adjustment solely in the event of stock dividends, combinations, splits, recapitalizations, and similar corporate events and does not provide for general price-based anti-dilution adjustments. Each share of Series E Preferred Stock will have a stated value of $30.00 per share. On March 20, 2017, the Company filed with the State of Delaware a Certificate of Designations, Rights and Preferences and Number of Shares of Series E Convertible Preferred Stock, referred to as the Series E Designation. The Series E Designation defines the rights and preferences of the Series E Preferred Stock and provides that each share of Series E Preferred Stock will have the following rights and preferences: (i) each holder of the Series E Preferred Stock will have the right, at any time, to convert the shares of Series E Preferred Stock into shares of common stock, (ii) the Series E Preferred Stock will be redeemable at the option of the Company commencing one year after the closing date, provided that the Company’s common stock is listed on a national securities exchange at such time, and (iii) the Series E Preferred Stock will pay dividends at the rate of 5% per annum in cash. Pursuant to the exchange agreement for the preferred stock, the holders of the shares of Series B Preferred Stock agreed to waive all unpaid dividends that had accrued on the shares of Series B Preferred Stock.

Corporate History

Authentidate was originally organized in August 1985 as Bitwise Designs, Inc., was reincorporated under the laws of the state of Delaware in May 1992 and changed its name to Authentidate Holding Corp in March 2001. On January 27, 2016, AHC acquired AEON, which became a wholly-owned subsidiary upon the closing. AEON was organized as a limited liability company in the State of Georgia in June, 2010. AHC corporate offices are located at 2225 Centennial Drive, Gainesville, GA 30504. The Company’s telephone number is (888) 661-0225 and the internet address is www.aeonglobalhealth.com. The information contained in, or that can be accessed through, the Company’s website is not part of, and is not incorporated in, this Annual Report.

Principal Executive Officers

Our principal executive officers are:

Name	Age	Positions
Hanif A. (“Sonny”) Roshan	54	Chief Executive Officer and Chairman of the Board
David C. Goldberg	60	Chief Operating Officer
Michael J. Poelking	61	Chief Financial Officer and Treasurer

Sonny Roshan co-founded AEON in September 2011, and has served as its Chairman since that time. He has served as the Chairman of the Board since January 27, 2016, as Chief Executive Officer since August 7, 2016 and as a director since February 15, 2016. Mr. Roshan was appointed as the Company’s interim Principal Accounting Officer on January 31, 2017 and served in that capacity until September 2017. From January 2000 to August 2010, Mr. Roshan served as the Chief Executive Officer of Universal Medical Services, LLC. In 2008, Mr. Roshan founded a chain of retail primary care clinics. Mr. Roshan also co-founded Palms Recovery Corporation, a provider of treatment for addiction, alcoholism, and dual diagnosis. Mr. Roshan also served as the Chief Financial Officer of Aeon Foundation from August 2013 to January 2015.

David Goldberg was appointed as the Company’s Chief Operating Officer effective as of September 11, 2017 and is a 35-year veteran of the life sciences and health care industries. He joined the Company after recently completing an extended stint at Enzo Biochem, Inc. in June 2017 where he held numerous executive and managerial positions across the company’s operations, including President and General Manager of its clinical laboratory and research products divisions, leading both during major transitions in their business strategies. Mr. Goldberg had joined Enzo Biochem in February 1985. Mr. Goldberg has extensive expertise across the range of life sciences corporate functions including operations, marketing and sales, compliance, investor relations, and strategic planning. Prior to his tenure at Enzo Biochem, Mr. Goldberg held marketing and management positions with both NEN Life Sciences, (now Perkin Elmer, Inc.) and Gallard Schlesinger Chemical Manufacturing. Mr. Goldberg received both AB and MS degrees in Microbiology from Rutgers University as well as a Master’s Degree in Business Administration from New York University.

Michael Poelking was promoted to Chief Financial Officer and Treasurer on September 11, 2017. He originally joined the Company in July 2017 as Senior Director of Finance. Mr. Poelking has extensive expertise in the health care finance field with both large and small companies. Prior to AEON, he provided Chief Financial Officer consulting services to One Direct Health Network, Inc., an early stage medical service company specializing in the home health industry from July 2016 to May 2017. From June 2014 to June 2016, he served as Chief Financial Officer of Amendia, Inc., a firm which designs and markets Class II and Class III medical devices, paired with biologics distribution. Earlier in his career, he served as Chief Financial Officer of HyGreen, Inc. from May 2011 to September 2012 and Inviro Medical, Inc. from 2006 until April 2011. He has also held finance and senior operations positions with several other medium-sized healthcare organizations, as well as at Wilson Sporting Goods Company, where he was the Director of Corporate Accounting & Reporting. Mr. Poelking received a Master in Business Administration and B.B.A. in Accounting from Loyola University Chicago.

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

Item 1A. Risk Factors.

As provided for under the Private Securities Litigation Reform Act of 1995, AHC wishes to caution shareholders and investors that the following important factors, among others discussed throughout this Annual Report on Form 10-K for the fiscal year ended June 30, 2017, have affected, and in some cases could affect actual results of operations and cause results to differ materially from those anticipated in forward looking statements made herein. AHC business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones the Company faces. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair business operations. The trading price of AHC common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including AHC financial statements and related notes.

Risks Related to the Regulation of the Healthcare Industry

Complying with numerous regulations pertaining to our business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

Both the clinical laboratory testing industry and the market for our web-based services and telehealth solutions are highly regulated, and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. Areas of the regulatory environment that may affect the Company’s ability to conduct business include, without limitation:

•	laws applicable to billing and claims payment;

•	laboratory anti-markup laws and anti-kickback laws;

•	federal and state false claims and fraud and abuse laws;

•	federal self-referral and financial inducement prohibition laws, commonly known as the Stark Law, and state equivalents;

•	laws governing laboratory licensing and testing, including the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”);

•	laws administered by the FDA;

•	laws governing the development, use and distribution of diagnostic medical tests known as laboratory developed tests or “LDTs”;

•	federal, state and foreign regulation of privacy, security, and electronic transactions, including HIPAA;

•	laws governing the handling, transportation and disposal of medical and hazardous waste;

•	Occupational Safety and Health Administration (“OSHA”) rules and regulations; and

•	changes to laws, regulations and rules as a result of the Health Care Reform Law.

These laws and regulations may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations, including its pricing and/or billing practices. The Company may not be able to maintain, renew or secure required permits, licenses or any other regulatory approvals needed to operate its business or commercialize its services. If the Company fails to comply with applicable laws and regulations, or if it fails to maintain, renew or obtain necessary permits, licenses and approvals, the Company could suffer (i) civil and criminal penalties, (ii) fines, (iii) exclusion from participation in governmental healthcare programs, and (iv) the loss of various licenses, certificates and authorizations necessary to operate the business, as well as (v) incur additional liabilities from third-party claims. If any of the foregoing were to occur, the Company’s reputation could be damaged and important business relationships with third parties could be adversely affected. Any action brought against us for violation of these or other laws or regulations, even if the Company successfully defends against it, could cause us to incur significant legal expenses and divert management’s attention from the operation of conducting business. A determination that the Company has violated these laws or regulations, or the public announcement that it is being investigated for possible violations of these laws or regulations could harm operating results and financial condition. Similarly, a significant change in any of these laws or regulations may require us to change our business model in order to maintain compliance with these laws or regulations, which could harm operating results and financial condition.

The Company could be harmed from the loss or suspension of a license, or imposition of a fine or penalties under, or future changes in, or changing interpretations of, CLIA or state laboratory licensing laws to which we are subject.

The clinical laboratory testing industry is subject to extensive federal and state regulation, and many of these statutes and regulations have not been interpreted by the courts. The CLIA are federal regulatory standards that apply to virtually all clinical laboratories, including those operated by physicians in their offices, by requiring that they be certified by the federal government or by a federally approved accreditation agency. CLIA does not preempt state law, which in some cases may be more stringent than federal law and require additional personnel qualifications, quality control, record maintenance and proficiency testing. The sanction for failure to comply with CLIA and state requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. Several states have similar laws and the Company may be subject to similar penalties. The Company cannot assure you that applicable statutes and regulations will not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect the Company’s business. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could have a material adverse effect on our business. Compliance with future legislation could impose additional requirements on us, which may be costly.

Failure to comply with HIPAA, including regarding the use of new “standard transactions,” may negatively impact profitability and cash flows.

Pursuant to HIPAA, the Company must comply with comprehensive privacy and security standards with respect to the use and disclosure of protected health information, as well as standards for electronic transactions, including specified transaction and code set rules. Under the HITECH amendments to HIPAA, the law was expanded, including requirements (i) to provide notification of certain identified data breaches, (ii) direct patient access to laboratory records, (iii) the extension of certain HIPAA privacy and security standards directly to business associates, (iv) heightened penalties for noncompliance, and (v) heightened enforcement efforts. The HIPAA transaction standards are complex, and subject to differences in interpretation by payors. For instance, some payors may interpret the standards to require us to provide certain types of information, including demographic information not usually provided to us by physicians. New requirements for additional standard transactions, such as the ICD-10-CM Code Set, could prove technically difficult, time-consuming or expensive to implement. As a result of inconsistent application of transaction standards by payors or inability to obtain certain billing information not usually provided to us by physicians, the Company could face increased costs and complexity and a temporary disruption in receipts and ongoing reductions in the timeliness of reimbursement. The Company is working closely with payors to establish acceptable protocols for claim submission, and with trade associations and an industry coalition to present issues and problems as they arise.

The Company believes that it is in compliance in all material respects with the current Transactions and Code Sets Rule and that it has fully adopted the ICD-10-CM Code Set. Clinical laboratories are typically required to submit healthcare claims with diagnosis codes to third-party payors. The diagnosis codes must be obtained from the ordering physician. The failure of the Company, third-party payors or physicians to apply the new code set could have an adverse impact on reimbursement, days sales outstanding and cash collections.

U.S. Food and Drug Administration (“FDA”) regulation of LDTs may result in significant change, and we could be adversely impacted if we fail to adapt.

The FDA has regulatory responsibility for instruments, test kits, reagents and other devices used by clinical laboratories. The FDA enforces laws and regulations that govern the (i) development, (ii) testing, (iii) manufacturing, (iv) performance, (v) labeling, (vi) advertising, (vii) marketing, (viii) distribution and (ix) surveillance of diagnostic products and regularly inspects and reviews the manufacturing processes and product performance of diagnostic products. Further, high complexity, CLIA-certified laboratories frequently develop testing procedures internally to provide diagnostic results to customers, which are offered as laboratory-developed tests. The FDA claims to have regulatory authority over these LDTs and has stated that it intends to issue guidance to the industry regarding its regulatory approach. In such discussions, the FDA has indicated that it would use a risk-based approach to regulation and would direct more resources to tests with wider distribution and with the highest risk of injury, but that it will be sensitive to the need to not adversely impact patient care or innovation. In September 2014, the FDA announced its framework and timetable for implementing this guidance. The FDA is formulating these regulations. The Company cannot predict the ultimate timing or form of any such guidance or regulation and the potential impact on existing tests or tests in development. If adopted, such a regulatory approach by the FDA may lead to an increased regulatory burden; including additional costs and delays in prefer introducing new tests. While the ultimate impact of the FDA’s approach is unknown, it may be extensive and may result in significant change. Failure to adapt to these changes could have a material adverse effect on the Company’s business.

Failure to comply with privacy and security laws and regulations could result in fines, penalties and damage to the Company’s reputation and could have a material adverse effect upon the Company’s business.

The HIPAA privacy and security regulations, including the expanded requirements under HITECH, establish comprehensive standards with respect to the use and disclosure of protected health information (“PHI”) by covered entities, as well as setting standards to protect the confidentiality, integrity and security of PHI. The regulations establish a complex regulatory framework on a variety of subjects including:

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

AHC receives certain personal and financial information about its clients and their patients. The Company depends upon the secure transmission of confidential information over public networks. The Company has implemented policies and procedures designed to comply with the HIPAA privacy and security requirements as applicable. The privacy and security regulations establish a “floor” and do not supersede state laws that are more stringent. The Company is required to comply with both additional federal privacy and security regulations and varying state privacy and security laws. For data transfers from and operations in other countries, the Company may also be required to comply with the data privacy and security laws of those other countries. HIPAA restricts the Company’s ability to use or disclose patient identifiable laboratory data without patient authorization for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. HIPAA, as amended by HITECH, provides for significant fines and other penalties for wrongful use or disclosure of PHI in violation of the privacy and security regulations, including potential civil and criminal fines and penalties. In addition, foreign, federal and state laws that protect the privacy and security of patient information may be subject to enforcement and interpretations by various governmental authorities and courts resulting in complex compliance issues.

A compromise in security systems that results in client or patient personal information being obtained by unauthorized persons, or failure to comply with security requirements for financial transactions, could adversely affect the Company’s reputation with clients and result in litigation or the imposition of penalties, all of which may adversely impact the results of operations, financial condition and liquidity.

Failure to comply with environmental, health and safety laws and regulations, including the Occupational Safety and Health Administration Act and the Needlestick Safety and Prevention Act, could result in fines and penalties and loss of licensure, and have a material adverse effect on the business.

The Company is subject to licensing requirements and regulations under federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including those relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste, and radioactive materials, as well as regulations relating to the safety and health of laboratory employees. OSHA has extensive requirements relating to workplace safety for healthcare employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens. The Needlestick Safety and Prevention Act requires, among other things, that the Company includes in safety programs the evaluation and use of engineering controls such as safety needles if found to be effective at reducing the risk of needlestick injuries in the workplace. Failure to comply with such federal, state and local laws and regulations could subject us to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions, any of which could have a material adverse effect on the business. Compliance with future legislation could impose additional requirements on us, which may be costly.

Failure to comply with complex federal and state laws and regulations related to submission of claims for clinical laboratory services could result in significant monetary damages and penalties and exclusion from the Medicare and Medicaid programs.

The Company is subject to extensive federal and state laws and regulations relating to the submission of claims for payment for clinical laboratory services, including those that relate to coverage of its services under Medicare, Medicaid and other governmental healthcare programs, the amounts that may be billed for services and to whom claims for services may be submitted. Failure to meet governmental requirements under these regulations, including those relating to billing practices and financial relationships with physicians and hospitals, could lead to civil and criminal penalties, exclusion from participation in Medicare and Medicaid and possible prohibitions or restrictions on the use of its laboratories. Further, submission of claims in violation of certain statutory or regulatory requirements can result in penalties, including substantial civil money penalties for each item or service billed to Medicare in violation of the legal requirement, and exclusion from participation in Medicare and Medicaid. Government authorities may also assert violations of laws and regulations related to the submission of or causing the submission of claims that violate the federal False Claims Act or other laws related to fraud and abuse, including submission of claims for services that were not medically necessary. While the Company believes that it is in material compliance with all statutory and regulatory requirements, there is a risk that government authorities might take a contrary position. Such occurrences, regardless of their outcome, could damage the Company’s reputation and adversely affect important business relationships the Company has with third parties.

A failure to comply with any of federal or state laws applicable to the business, particularly laws related to the elimination of healthcare fraud, may adversely impact the business.

Federal officials responsible for administering and enforcing the healthcare laws and regulations have made eliminating healthcare fraud a priority. For example, the Health Care Reform Law includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. Federal funding available for combating healthcare fraud and abuse generally has increased. While the Company seeks to conduct business in compliance with all applicable laws and regulations, many of the laws and regulations applicable to the business, particularly those relating to billing and reimbursement of tests and those relating to relationships with physicians, hospitals and patients, contain language that has not been interpreted by the courts. We rely on interpretation of these laws and regulations based on the advice of counsel, but regulatory or law enforcement authorities may not agree with the Company’s interpretation and may seek to enforce legal remedies or penalties against us for violations. From time-to-time we may need to change operations, particularly pricing or billing practices, in response to changing interpretations of these laws and regulations or regulatory or judicial determinations. These occurrences, regardless of their outcome, could damage the Company’s reputation and harm important business relationships that we have with healthcare providers, payors and others. Furthermore, if a regulatory or judicial authority finds that we have not complied with applicable laws and regulations, we could be required to refund amounts that were billed and collected in violation of such laws and regulations. In either case, we could suffer (i) civil and criminal damages, (ii) fines and penalties, exclusion from participation in governmental healthcare programs, (iii) the loss of licenses, certificates and authorizations necessary to operate the business, and/or (iv) liabilities from third-party claims, all of which could harm operating results and financial condition. Moreover, regardless of the outcome, if we or physicians or other third parties with whom we do business are investigated by a regulatory or law enforcement authority we could incur substantial costs, including legal fees, and management may be required to divert a substantial amount of time to an investigation.

Healthcare policy changes, including legislation reforming the U.S. healthcare system, seek to constrain the reimbursement of healthcare services, which may have a material adverse effect on our financial condition and results of operations.

Reimbursement levels for healthcare services are subject to continuous and often unexpected changes in policies, and we face a variety of efforts by government payors to reduce utilization and reimbursement for diagnostic testing services. Changes in governmental reimbursement may result from (i) statutory and regulatory changes, (ii) retroactive rate adjustments, (iii) administrative rulings, (iv) competitive bidding initiatives, and (iv) other policy changes. From time-to-time, Congress has considered and implemented changes in Medicare fee schedules in conjunction with budgetary legislation. Further, management believes that the regulatory landscape, particularly reimbursement rates set by the laboratory fee schedule, will likely become more stringent over the next five years. For example, starting in 2017, Medicare’s fee schedule will be determined by private payor rates, with more favorable reimbursements for single-source proprietary tests. This change will likely lower the incidence of pain physicians demanding a multitude of high-tech tests for detecting whether or not Medicare beneficiaries use specific drugs. As a result, we believe that there will likely be rising demand for proprietary toxicology tests that test for numerous drugs simultaneously. In addition, CMS has adopted policies limiting or excluding coverage for clinical tests that we perform. We also provide physician services which are reimbursed by Medicare under a physician fee schedule, which is subject to adjustment on an annual basis. In recent years, reductions in the Medicare Physician Fee Schedule for anatomic pathology services adversely impacted the business relative to the business of some competitors whose anatomic pathology business was not as sizable as the Company. Further reductions of reimbursement for Medicare and Medicaid services or changes in policy regarding coverage of tests or other requirements for payment may be implemented from time-to-time. Reimbursement for pathology services is also subject to statutory and regulatory reduction.

Testing services are billed to private patients, Medicare, Medicaid, commercial clients, managed care organizations (“MCOs”) and other insurance companies. Tests ordered by a physician may be billed to different payors depending on the medical insurance benefits of a particular patient. Most testing services are billed to a party other than the physician or other authorized person who ordered the test. Increases in the percentage of services billed to government and MCOs could have an adverse impact on the Company’s net revenues. Various MCOs have different contracting philosophies, which are influenced by the design of the products they offer to their members. Some MCOs contract with a limited number of clinical laboratories and engage in direct negotiation of the rates reimbursed to participating laboratories. Other MCOs adopt broader networks with a largely uniform fee structure for participating clinical laboratories. A portion of the managed care fee-for-service revenues are collectible from patients in the form of deductibles, copayments and coinsurance. Collectability may be impacted as patient cost-sharing increases. Medicare, Medicaid, and private insurers have also increased their efforts to control the cost, utilization and delivery of healthcare services, including clinical laboratory services. Measures to regulate healthcare delivery in general and clinical laboratories in particular, have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry by increasing complexity and adding new regulatory and administrative requirements.

The Health Care Reform Law makes changes that are expected to significantly impact clinical laboratories, among others. Beginning in 2013, each medical device manufacturer is paying a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the FDA. AHC cannot assure you that the tax will not be extended to the Company’s services in the future. The Health Care Reform Law also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule, or CLFS, of 1.75% through 2015 and a productivity adjustment to the CLFS. Other significant measures contained in the Health Care Reform Law include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The Health Care Reform Law also establishes an Independent Payment Advisory Board, or IPAB, to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies to reduce expenditures, which may have a negative impact on payment rates for services. The IPAB proposals may impact payments for clinical laboratory services beginning in 2016. The Company is monitoring the impact of the Health Care Reform Law in order to enable the Company to determine the trends and changes that may be necessitated by the legislation.

The Company expects efforts to impose reduced reimbursement, more stringent payment policies, and utilization of cost controls by government and other payors to continue. If we cannot offset additional reductions in the payments we receive for services by reducing costs, increasing test volume and/or introducing new procedures, it could have a material adverse impact on net revenues, profitability and cash flows. We cannot be certain that these or future changes will not affect payment rates in the future. We also cannot predict whether future healthcare initiatives will be implemented at the federal or state level or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation, cost reduction measures and the expansion in government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursements by payors for the Company’s products, or reduced medical procedure volumes, all of which may adversely affect the business, financial condition and results of operations.

Healthcare plans have taken steps to control the utilization and reimbursement of healthcare services, including clinical test services.

We also face efforts by non-governmental third-party payors, including healthcare plans, to reduce utilization and reimbursement for clinical testing services. For example, in light of health care reform, there is increased market activity regarding alternative payment models, including bundled payment models. We expect continuing efforts by third-party payors, including in their rules, practices and policies, to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical test services. The healthcare industry has experienced a trend of consolidation among healthcare insurance plans, resulting in fewer but larger insurance plans with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical testing providers. These healthcare plans, and independent physician associations, may demand that clinical testing providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services to their members through capped payment arrangements. Some healthcare plans have also been willing to limit the PPO or POS laboratory network to only a single national laboratory to obtain improved fee-for-service pricing. There are also an increasing number of patients enrolling in consumer driven products and high deductible plans that involve greater patient cost-sharing. The increased consolidation among healthcare plans also has increased the potential adverse impact of ceasing to be a contracted provider with any such insurer. The Health Care Reform Law includes provisions, such as the creation of healthcare exchanges, which may encourage healthcare insurance plans to increase exclusive contracting. We expect continuing efforts to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical test services. These efforts, including future changes in third-party payor rules, practices and policies, or ceasing to be a contracted provider to a healthcare plan, may have a material adverse effect on the business.

Discontinuation or recalls of existing testing products, failure to develop or acquire licenses for new or improved testing technologies, or the Company’s customers using new technologies to perform their own tests could adversely affect the Company’s business.

From time-to-time, manufacturers discontinue or recall reagents, test kits or instruments used by the Company to perform laboratory testing. Such discontinuations or recalls could adversely affect the Company’s costs, testing volume and revenue. The clinical laboratory industry is subject to changing technology and introduction of new products. The Company’s growth and profitability will depend, in part, on its ability to develop, acquire or license new and improved technologies on favorable terms and to obtain appropriate coverage and reimbursement for these technologies. The Company may not be able to negotiate acceptable licensing arrangements, and we cannot be certain that such arrangements will yield commercially successful diagnostic tests. If the Company is unable to license these testing methods at competitive rates, its research and development costs may increase as a result. In addition, if the Company is unable to license new or improved technologies to expand its testing operations, its testing methods may become outdated when compared with the Company’s competition, and testing volume and revenue may be materially and adversely affected.

Additionally, advances in technology may lead to the development of more cost-effective technologies such as point-of-care testing equipment that can be operated by physicians or other healthcare providers in their offices or by patients themselves without requiring the services of freestanding clinical laboratories. Development of such technology and its use by the Company’s customers could reduce the demand for the Company’s laboratory testing services and negatively impact its revenues.

Currently, most clinical laboratory testing is categorized as either “high” or “moderate” in complexity and is subject to extensive and costly regulation under CLIA. The cost of compliance with CLIA makes it impractical for most physicians to operate clinical laboratories in their offices, and other laws limit the ability of physicians to have ownership in a laboratory and to refer tests to such a laboratory. Manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care laboratory equipment to physicians and by selling test kits approved for home use or physicians’ office use. Diagnostic tests approved for home use are automatically deemed to be “waived” tests under CLIA and may be performed in physician office laboratories as well as by patients in their homes with minimal regulatory oversight. Other tests meeting certain FDA criteria also may be classified as “waived” for CLIA purposes. The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used by clinical laboratories and have taken responsibility from the Centers for Disease Control and Prevention for classifying the complexity of tests for CLIA purposes. Increased approval of “waived” test kits could lead to increased testing by physicians in their offices or by patients at home, which could affect the Company’s market for laboratory testing services and negatively impact its revenues.

Failure to establish, and perform to, appropriate quality standards to assure that the highest level of quality is observed in the performance of testing services and in the design, manufacture and marketing of products could adversely affect the results of the Company’s operations and adversely impact its reputation.

The provision of clinical testing services and related services, and the design, manufacture and marketing of diagnostic products involve certain inherent risks. The services that we provide and the products that we design, manufacture and market are intended to provide information for healthcare providers for use in providing patient care. As a result, users of the Company’s services and products may have a greater sensitivity to errors than the users of services or products that are intended for other purposes. Manufacturing or design defects, unanticipated use of products, or inadequate disclosure of risks relating to the use of products can lead to injury or other adverse events. These events could lead to recalls or safety alerts relating to the Company’s products (either voluntary or required by governmental authorities) and could result in the removal of a product from the market. Any recall could result in significant costs as well as negative publicity that could reduce demand for the Company’s products. Personal injuries relating to the use of the Company’s products can also result in product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in new product approvals. Furthermore, negligence in performing services can lead to injury or other adverse events. We may be sued under physician liability or other liability law for acts or omissions by the Company’s pathologists, laboratory personnel and hospital employees who are under the supervision of the Company’s hospital-based pathologists. We are subject to the attendant risk of substantial damages awards and risk to the Company’s reputation.

The Company needs to comply with ongoing regulatory requirements applicable to its telehealth product and results of operations may be adversely impacted by any failure to comply with these requirements.

The Company’s telehealth product is a medical device that is subject to extensive regulation in the United States. Unless an exemption applies, each medical device that we wish to market in the United States must receive either 510(k) clearance or premarket approval from the U.S. Food and Drug Administration, or the FDA, before the product can be sold. Either process can be lengthy and expensive. The AHC telehealth product following the FDA’s 510(k) clearance procedure can be especially expensive. In addition, the Company is subject to inspection and marketing surveillance by the FDA to determine compliance with all regulatory requirements and the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and record-keeping for approved products are subject to extensive regulation. If the FDA determines that our promotional materials or activities constitute promotion of an unapproved use or we otherwise fail to comply with other FDA regulations, we may be subject to regulatory enforcement actions, including a public warning letter, injunction, civil fines, suspensions, loss of regulatory clearance, product recalls or product seizures. In more egregious cases, criminal prosecution, civil penalties, or disgorgement of profits are possible. The subsequent discovery of previously unknown problems may also result in restrictions on the marketing of our products, and could include voluntary or mandatory recall or withdrawal of products from the market. Further, we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action. In addition, the FDA has increased its focus on regulating computer software intended for use in a healthcare setting, including applications meant to run on a mobile platform or on a browser tailored for use on a mobile platform. If our software solutions or applications are deemed to be actively regulated medical devices by the FDA, we could be subject to more extensive requirements governing pre- and post-marketing activities. Complying with these regulations could be time consuming and expensive, and may require FDA clearance or pre-market approval. If we are not able to maintain regulatory compliance with any of our products, we may be subject to regulatory enforcement actions as described above and may not be permitted to market our products, which would have a material adverse impact on our results of operations, cash flows and financial condition.

Further, any modification to an FDA-cleared medical device that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, requires a new FDA 510(k) clearance, or possibly, a premarket approval. In the future, we may make modifications to our telehealth products and, in appropriate circumstances, determine that new clearance or approval is unnecessary. Regulatory authorities may disagree with our decisions not to seek new clearance or approval and may require us to obtain clearance or approval for modifications to our products. If that were to occur for a previously cleared or approved product, we may be required to cease marketing or recall the modified device until we obtain the necessary clearance or approval. Under these circumstances, we may also be subject to significant regulatory fines or other penalties.

Risks Related to the Business

Capital requirements are significant and unless revenues can sufficiently support operating costs, we expect to raise additional capital to finance operations and repay outstanding debt obligations.

The Company’s capital requirements have been and will continue to be significant. We are expending significant amounts of capital to develop, promote and market our services. Available cash and cash equivalents as of June 30, 2017 totaled approximately $1,122,000. Nevertheless, available cash and cash equivalents as of the filing date of this Annual Report on Form 10-K is approximately $431,000 and estimated monthly operational requirements are approximately $1,300,000. We provided approximately $537,000 and $7,922,000 in cash from operations for the fiscal years ended June 30, 2017 and 2016, respectively. Further, as of the filing date of this Annual Report on Form 10-K, and after giving effect to the recent note exchange transaction described in greater detail above and the settlement of the arbitration proceeding with the former Chief Financial Officer, there is outstanding an aggregate principal amount of approximately $2,815,000 of notes, consisting of an aggregate principal amount of $2,545,199 of senior secured convertible notes with a maturity date of March 20, 2018 and a secured note subordinated to the interests of the senior lenders in the amount of $270,000 to the Company’s former chief financial officer, with a maturity date of June 15, 2018. Although no guarantee can be given, management anticipates that it will be able to extend or otherwise modify the Company’s obligations under the notes for an additional period or periods. We expect the Company’s existing resources, revenues generated from operations, and proceeds received from other transactions we are considering (of which there can be no assurance) to satisfy working capital requirements for at least the next twelve months, although no assurances can be given that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy other obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. Accordingly, we need to raise additional capital and are exploring potential transactions to improve the Company’s capital position. Unless we are able to increase revenues substantially or generate additional capital from other transactions, the Company’s current cash resources will only satisfy working capital needs for a limited period of time.

We are exploring potential transactions to improve the Company’s capital position to ensure we are able to meet financing and working capital requirements. We would expect to raise additional funds through obtaining a credit facility from an institutional lender or undertaking private debt financings. Raising additional funds by issuing equity or convertible debt securities may cause stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of other stockholders. Raising additional funds through debt financing or preferred stock, if available, may involve covenants that restrict business activities and options and such additional securities may have powers, designations, preferences or rights senior to currently outstanding securities. We may also enter into financing transactions which involve the granting of liens on the Company’s assets or which grant preferences of payment from revenue streams, all of which could adversely impact the Company’s ability to rely on revenue from operations to support ongoing operating costs. Alternatively, we may seek to obtain new financing from existing security holders, which may include reducing the exercise or conversion prices of outstanding securities, or the issuance of additional equity securities. Currently, the Company does not have any definitive agreements with any third parties for such transactions, and there can be no assurance that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the Company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially or potentially suspend operations, any of which would have a material adverse effect on the Company’s business, financial condition and results of operations. Future capital requirements will depend on, and could increase substantially as a result of many factors including:

•	the need to utilize cash to support research and development activities and to make incremental investments in our organization;

•	the ability to achieve targeted revenue, gross profit margins and cost management objectives;

•	the success of our sales and marketing efforts;

•	the need to repay indebtedness;

•	the extent and terms of any development, marketing or other arrangements; and

•	changes in economic, regulatory or competitive conditions, including changes in payor reimbursement rates or claim adjudication processes.

Increased competition, including price competition, could have a material adverse impact on the Company’s net revenues and profitability.

We operate in highly competitive industries. The clinical laboratory business is intensely competitive both in terms of price and service. The Company’s major competitors include large, national laboratories that possess greater name recognition, larger customer bases, and significantly greater financial resources and employ substantially more personnel than we do. Many of the Company’s competitors have long established relationships with their customers and third-party payors, and we cannot assure you that we will be able to compete successfully with such entities in the future. Further, we also compete with hospital-affiliated laboratories and physician-office laboratories as well as large physician group practices. Hospitals may seek to leverage their relationships with community physicians and encourage the physicians to send their outreach testing to the hospital’s laboratory. Additionally, hospitals that own physician practices may require the practices to refer testing to the hospital’s laboratory. As a result of affiliations between hospitals and community physicians, we compete against hospital-affiliated laboratories primarily based on quality and scope of service as well as pricing. Increased hospital acquisitions of physician practices enhance physician ties to hospital-affiliated laboratories and may strengthen their competitive position.

Pricing of laboratory testing services is often one of the most significant factors used by healthcare providers and third-party payors in selecting a laboratory. As a result of significant consolidation in the clinical laboratory industry, larger clinical laboratory providers are able to increase cost efficiencies afforded by large-scale automated testing. This consolidation results in greater price competition. We may be unable to increase cost efficiencies sufficiently with price competition resulting in a negative impact on net earnings and cash flows. Additionally, the Company may also face changes in fee schedules, competitive bidding for laboratory services or other actions or pressures reducing payment schedules as a result of increased or additional competition. We are also faced with changing technology and new product introductions. Competitors may compete using advanced technology, including technology that enables more convenient or cost-effective testing. Competitors also may offer testing to be performed outside of a commercial clinical laboratory, such as (1) point-of-care testing that can be performed by physicians in their offices, (2) complex testing that can be performed by hospitals in their own laboratories, and (3) home testing that can be carried out without requiring the services of outside providers.

A failure to obtain and retain new customers, a loss of existing customers or material contracts, a reduction in tests ordered or specimens submitted by existing customers, or the inability to retain existing and create new relationships with health systems could impact the Company’s ability to successfully grow its business.

To offset efforts by payors to reduce the cost and utilization of clinical laboratory services and to otherwise maintain and grow its business, the Company needs to obtain and retain new customers and business partners. In addition, a reduction in tests ordered or specimens submitted by existing customers, a decrease in demand for our services from existing clients, or the loss of existing contracts, without offsetting growth in our customer base could impact the Company’s ability to successfully grow its business and could have a material adverse impact on the Company’s net revenues and profitability. The Company competes primarily on the basis of the quality of services, reporting and information systems, the pricing of services and the ability to employ qualified personnel. The Company’s failure to successfully compete on any of these factors could result in the loss of customers and a reduction in the Company’s ability to expand its customer base. In addition, as the broader healthcare industry trend of consolidation continues, including the acquisition of physician practices by health systems, relationships with hospital-based health systems and integrated delivery networks are becoming more important. Our inability to retain our existing relationships with those provider systems and networks and to create new relationships could impact our ability to successfully grow our business.

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

Many of the Company’s facilities would be difficult to replace in a short period of time. Any event that causes a disruption in the operation of these facilities might impact the Company's ability to provide service to customers and could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

Failure to timely or accurately bill for services could have a material adverse effect on the business.

Billing for clinical testing services is extremely complicated and is subject to extensive and non-uniform rules and administrative requirements. Depending on the billing arrangement and applicable law, we bill various payors, such as patients, insurance companies, Medicare, Medicaid, physicians, hospitals and employer groups. Changes in laws and regulations could increase the complexity and cost of the Company’s billing process. Additionally, auditing for compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further cost and complexity to the billing process. Further, billing systems require significant technology investment and, as a result of marketplace demands, we need to continually invest in billing systems.

Missing or incorrect information on requisitions adds complexity to and slows the billing process, creates backlogs of unbilled requisitions, and generally increases the aging of accounts receivable and bad debt expense. We believe that much of bad debt expense in recent years is attributable to the lack of, or inaccurate, billing information. Nevertheless, we have also experienced recent increases in accounts receivable due to the implementation of new billing systems. Failure to timely or correctly bill may lead to the Company not being reimbursed for services or an increase in the aging of accounts receivable, which could adversely affect the Company’s results of operations and cash flows. We may also incur additional time and expense in seeking to remedy any issues in the Company’s billings and collections experience. Failure to comply with applicable laws relating to billing government healthcare programs could lead to various penalties, including: (i) exclusion from participation in CMS and other government programs, (ii) asset forfeitures, (iii) civil and criminal fines and penalties, and (iv) the loss of various licenses, certificates and authorizations necessary to operate the business, any of which could have a material adverse effect on the results of operations or cash flows.

There have been times when accounts receivable has increased at a greater rate than revenue growth and has adversely affected cash flows from operations. We have taken steps to implement systems and processing changes intended to improve billing procedures and related collection results. Although we are unable to provide assurances to the effectiveness of our ongoing assessment of our internal control systems, we believe that we have made progress by reorganizing the accounts receivable and billing functions and that the allowance for doubtful accounts is adequate.

The failure to properly manage growth could harm the Company’s business.

The Company undertakes sales and marketing efforts in order to develop and pursue existing and potential market opportunities. This growth is expected to place a significant demand on management and operational resources. In order to manage growth effectively, we must implement and improve operational systems and controls on a timely basis. If the Company fails to implement these systems and controls, its business, financial condition, results of operations and cash flows may be materially and adversely affected.

A significant increase in day sales outstanding could increase bad debt expense and have an adverse effect on the Company’s business including its cash flow.

Billing for laboratory services is a complex process. Laboratories bill many different payors including (i) doctors, (ii) patients, (iii) hundreds of insurance companies, (iv) Medicare, (v) Medicaid and (vi) employer groups, all of which have different billing requirements. In addition to billing complexities, we are experiencing increasing patient responsibility as a result of managed care fee-for-service plans which continue to increase deductibles, coinsurance and patient copayments. A material increase in days sales outstanding level could have an adverse effect on the Company's business, including potentially increasing its bad debt rate and decreasing its cash flows.

We do not have patents on all the technology we use, which could harm the Company’s competitive position.

AEON has registered the trademarks “AEON Global Health”, “AEON Clinical Laboratories”, “Trust....But Verify”, and “Prescribe with Confidence” in the United States in connection with its laboratory testing business. AHC has one U.S. patent and one pending patent application related to legacy AHC business and also was granted licenses to other patents for AHC business by third parties. We have registered a number of trademarks, including “Authentidate”, “Inscrybe”, “InscrybeMD”, “AuthentiProof” and “Inscrybe Office” in the U.S., the trademark “Authentidate” in the European Community and Canada, "AuthentiProof" in Canada, Mexico and the European Community, “Inscrybe” in the European Community and Canada, “Inscrybe Office,” and a number of other trademarks as Madrid Protocol international registrations. We continue to take steps to protect the Company’s intellectual property rights including filing additional trademark and patent applications where appropriate. We rely on confidentiality agreements with key employees to the extent we deem it to be necessary. We further intend to file patent applications for any new products we may develop, to the extent that we believe that any technology included in such products is patentable. There can be no assurance that any patents in fact, will be issued or that any such issued patents will be effective to protect the Company’s products and services from duplication by other manufacturers or developers or to prevent competitors from offering similar products and services. Other companies operating within the Company’s business segments may independently develop substantially equivalent proprietary information or otherwise obtain access to the Company’s knowledge and expertise, much of which is maintained as trade secrets and there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce the Company’s rights under any patent. With respect to AHC telehealth offerings, the right to utilize any licensed intellectual property rights is subject to the terms of the relevant license agreements. Similar to the intellectual property owned by us, there can be no assurance that the intellectual property licensed to us will be effective to protect the Company’s products and services from duplication by other manufacturers or developers or to prevent competitors from offering similar products and services.

We have investigated patents held by third parties and we believe that our products and services do not infringe on the claims of these patents. Nevertheless, we cannot provide any assurances that our products and services do not infringe upon any third-party patents or violate the proprietary rights of others, including the patents we have investigated, and it is possible that such infringement or violation has occurred or may occur. In the event that products we sell or services we provide are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify such products and/or services or obtain a license for the manufacture, use and/or sale of such products and services. There can be no assurance that, in such an event, we would be able to do so in a timely manner, upon acceptable terms and conditions, and the failure to do any of the foregoing could have a material adverse effect upon the business. Moreover, there can be no assurance that we will have the financial or other resources necessary to defend against a patent infringement or proprietary rights violation action. If our products, services or proposed products or services are deemed to infringe upon the patents or proprietary rights of others, we could, under certain circumstances, become liable for damages or subject to an injunction, which could also have a material adverse effect on the business.

If the carrying value of our long-lived assets is not recoverable, an impairment loss must be recognized which would adversely affect our financial results.

We evaluate our long-lived assets, including property and equipment, licenses, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. In connection with the audit of the financial statements for the fiscal year ended June 30, 2017, the Company retained third party consultants to perform a valuation of goodwill and other intangibles. Based on the results of this valuation, the Company concluded that these intangible assets were significantly impaired and the Company recorded $5,134,676 in impairment charges to eliminate the carrying value of goodwill, trademarks and acquired technology. These amounts are included in “Goodwill impairment” and “All other intangible asset impairment” on the Consolidated Statements of Income for the year ending June 30, 2017, which has adversely affected the results of operations for the 2017 fiscal year.

We have a significant amount of net operating loss carry forwards which we may not be able to utilize in certain circumstances.

At June 30, 2017, we had net operating loss, or NOL, carry forwards for federal income tax purposes of approximately $166.6 million available to offset future taxable income. Under Section 382 of the Internal Revenue Code, following an “ownership change,” special limitations apply to the use by a “loss corporation” of its (i) NOL carryforwards arising before the ownership change and (ii) net unrealized built-in losses (if such losses existed immediately before the ownership change and exceed a statutory threshold amount) recognized during the five years following the ownership change ((i) and (ii) are referred to collectively as the “Applicable Tax Attributes”). After an ownership change, the amount of the loss corporation’s taxable income for each post-change taxable year that may be offset by the Applicable Tax Attributes is limited to the product of the “long-term tax-exempt rate” (published by the IRS for the month of the ownership change) multiplied by the value of the loss corporation’s stock (the “Section 382 Limitation”). To the extent that the loss corporation’s Section 382 Limitation in a given taxable year exceeds its taxable income for the year that excess increases the Section 382 Limitation in future taxable years.

Adverse results in material litigation matters could have a material adverse effect on the Company’s business.

The Company may become subject, in the ordinary course of business, to material legal action related to, among other things, intellectual property disputes, claims with clinicians or patients and vendors and employee-related matters. The performance of healthcare services exposes the Company to the risk of litigation from professional negligence and product liability. You should carefully review and consider the various disclosures we make in the Company’s reports filed with the SEC regarding legal matters that may affect the business, included in this Annual Report. The Company may also receive inquiries and requests for information from governmental agencies and bodies, including Medicare or Medicaid carriers, requesting comment and/or information on allegations of billing irregularities or billing and pricing arrangements that are brought to their attention through billing audits or third parties. Product liability claims may result in decreased demand for this product, injury to our reputation, related litigation costs, and substantial monetary awards to plaintiffs. The expense of defending such litigation may be substantial and the time required to defend the actions could divert management’s attention from the day-to-day operations of the business, which could adversely affect the business, results of operations and cash flows. We cannot predict with certainty the outcome of any legal proceedings in which we become involved, and it is difficult to estimate the possible costs to us stemming from any such matters. We may be faced with litigation claims that exceed our insurance coverage or are not covered under any of our insurance policies. Further, our inability to obtain adequate liability insurance at an acceptable cost or to otherwise protect against potential claims could inhibit the commercialization of any products that we develop. An unfavorable outcome in such litigation could result in substantial monetary damages as well as damage to the Company’s reputation, which could have a material adverse effect on the business, results of operations, financial position and cash flows.

We have identified material weaknesses in internal control over financial reporting, which could continue to impact negatively the Company’s ability to report results of operations and financial condition accurately and in a timely manner.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an evaluation of the effectiveness of internal control over financial reporting at June 30, 2017. We identified a number of material weaknesses in internal control over financial reporting and concluded that, as of June 30, 2017, we did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of these material weaknesses, see Item 9A, “Controls and Procedures.” Each of the material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected which causes us to perform extensive additional work to obtain reasonable assurance regarding the reliability of the Company’s financial statements. As described in Item 9A, “Controls and Procedures” we restated the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. Further, as described in Item 9B, “Other Items” and in Note 3 to the Consolidated Financial Statements filed with this Annual Report on Form 10-K, we restated the financial statements included in our Quarterly Reports on Form 10-Q for the periods ended September 30, 2016, December 31, 2016, and March 31, 2017. Moreover, other material weaknesses may be identified.

We are in the process of remedying all of the identified material weaknesses, and this work will continue during fiscal 2018 and perhaps beyond. For a detailed description of the Company’s remedial efforts, see Item 9A, “Controls and Procedures.” There can be no assurance as to when all of the material weaknesses will be remedied. Until the Company’s remedial efforts are completed, management will continue to devote significant time and attention to these efforts, and we will continue to incur expenses associated with the additional procedures and resources required to prepare the consolidated financial statements. Certain of the Company’s remedial actions, such as hiring additional qualified personnel to implement the reconciliation and review procedures, will be ongoing and will result in the Company incurring additional costs even after the material weaknesses are remedied.

If we are unsuccessful in implementing or following the remediation plan, or fail to update the Company’s internal control over financial reporting as the business evolves or to integrate acquired businesses into the Company’s controls system, we may not be able to timely or accurately report the Company’s financial condition, results of operations or cash flows or to maintain effective disclosure controls and procedures. If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be subject to, among other things: (i) regulatory or enforcement actions by the SEC, (ii) an inability for us to be accepted for listing on any national securities exchange in the near future, (iii) securities litigation, or (iv) a general loss of investor confidence, any one of which could adversely affect the Company’s business prospects and the market value of AHC common stock. Further, there are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. We could face additional litigation exposure and a greater likelihood of an SEC enforcement or other regulatory action if further restatements were to occur or other accounting-related problems emerge, which may adversely affect the Company’s financial condition, results of operations and cash flows.

We have granted liens on assets under the lease agreement for the Gainesville, GA facility.

AEON provides its services at its 28,000 square foot campus in Gainesville, Georgia. The landlord under the lease is Centennial Properties of Georgia, LLC, a Georgia limited liability company. Centennial is owned by Hanif Roshan, Chairman and Chief Executive Officer, Shawn Desai, Pyarali Roy and Sohail Ali, all of whom are former members of AEON and have received and may in the future receive common stock as a result of the AEON Acquisition. In connection with the lease agreement, as security for its rent and other obligations under the lease, AEON has provided to the landlord a first priority lien and security interest in substantially all of its assets.

The Company’s success is dependent on the performance of its management and the cooperation, performance and retention of its executive officers and key employees. An inability to attract and retain experienced and qualified personnel could adversely affect the Company’s business.

The Company’s business and operations are substantially dependent on the performance of its senior management team and executive officers. If the management team is unable to perform, it may adversely impact our results of operations and financial condition. We do not maintain “key person” life insurance on any of our executive officers. The loss of key management personnel or the inability to attract and retain experienced and qualified employees at the Company’s clinical laboratories facilities could adversely affect our business. The success of the Company is dependent in part on the efforts of key members of its management team. In addition, the success of the Company’s clinical laboratories also depends on employing and retaining qualified and experienced laboratory professionals, including specialists, who perform clinical laboratory testing services. In the future, if competition for the services of these professionals increases, the Company may not be able to continue to attract and retain qualified individuals. The Company’s revenues and earnings could be adversely affected if a significant number of professionals terminate their relationship with the Company or become unable or unwilling to continue their employment.

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

Experienced computer programmers and hackers may be able to penetrate the Company’s layered security controls and misappropriate or compromise personal information or proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy viruses, worms and other malicious software programs that attack the Company’s systems or otherwise exploit any security vulnerabilities. Outside parties may also attempt to fraudulently induce employees to take actions, including the release of confidential or sensitive information or to make fraudulent payments, through illegal electronic spamming, phishing or other tactics. Although the Company believes that it has robust information security procedures and other safeguards in place, which are monitored and routinely tested internally and by external parties, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, the Company may be unable to anticipate all of these techniques or to implement adequate preventative measures. In addition, as cyber threats continue to evolve, the Company may be required to expend additional resources to continue to enhance the Company’s information security measures or to investigate and remediate any information security vulnerabilities. The Company’s remediation efforts may not be successful and could result in interruptions, delays or cessation of service. Breaches of the Company’s security measures and the unauthorized dissemination of personal information, proprietary or confidential information about the Company or its customers or other third parties could expose customers’ private information and could expose customers to the risk of financial or medical identity theft or expose the Company or other third parties to a risk of loss or misuse of this information, result in litigation and potential liability for the Company, damage the Company’s brand and reputation or otherwise harm the Company’s business. Any of these disruptions or breaches of security could have a material adverse effect on the Company’s business, regulatory compliance, financial condition and results of operations.

Risks Related to Common Stock and Other Securities

Stockholders prior to the AEON Acquisition will be substantially diluted and the former members of AEON will control a significant majority of the Company’s outstanding shares of common stock if the performance targets of the Merger Agreement are achieved.

The terms of the AEON Acquisition provide that the former members of AEON will have a controlling interest of the Company’s outstanding common stock if all of the earn-out targets are achieved. Pursuant to the Merger Agreement, at the closing the AEON members were issued 958,030 shares of common stock (equal to 19.9% of the outstanding shares of common stock as of the close of business on the business day immediately prior to the closing). The Merger Agreement further provided that the AEON members be issued an additional 240,711 shares of common stock (equal to 5% of the outstanding shares of the Company’s common stock) upon approval by stockholders of the issuance of common stock in accordance with the earn-out payment terms of the Merger Agreement. The shareholders of the Company approved the earn-out issuances on July 13, 2016, and these shares were issued in December 2016. The former AEON members can also earn additional shares of common stock to increase their aggregate holdings to up to 90% of the outstanding stock of AHC, as defined, based upon meeting the benchmark targets in the Merger Agreement, including delivering $16,000,000 in EBITDA for the calendar year ended 2015, which was achieved, and $100,000,000 in aggregate EBITDA for the calendar years 2016 through 2019. Following the Company’s determination that the 2015 EBITDA target was achieved, the Company issued 1,155,415 shares of common stock in December 2016, representing 24% of the issued and outstanding shares of common stock as of close of business on the business day immediately prior to the closing date. If the three year EBITDA target is achieved, we will issue to the former AEON members such number of additional shares of common stock as is equal to 36.1% of the issued and outstanding shares of common stock plus such number of additional shares of common stock, so that the total number of shares of common stock issuable to the former AEON members equals 85% of the issued and outstanding shares of common stock on a post-issuance basis and on a Fully Diluted Basis as defined in the Merger Agreement. In the event AEON achieves at least $100,000,000 in EBITDA, in the aggregate, for the four calendar years ending December 31, 2019, we will issue to the former AEON members such number of shares of common stock which equals an additional 5% of the issued and outstanding shares of common stock on a post-issuance basis on a Fully Diluted Basis, which would result in the AEON members potentially owning 90% of the issued and outstanding shares of common stock on a post issuance and Fully Diluted Basis (as defined in the Merger Agreement). To the extent that these additional common shares are issued, substantial dilution to stockholders will occur, which may adversely impact the trading price of common stock and the terms on which we could raise additional equity capital. The sale of these shares of common stock may adversely affect the market price of the Company’s common stock and the stock price may decline substantially.

Further, the Merger Agreement provided that the former AEON members will have the right to elect one director for each 10% of the outstanding shares of the Company’s common stock they hold as a group and that upon completion of the merger, Hanif A. Roshan, founder of AEON, became Chairman of the Company and also serves as the Company’s Chief Executive Officer. Due to such ownership position and board and management rights, these persons have significant influence over the outcome of future stockholder votes, including the election of directors and other significant business matters that require stockholder approval, and their interests may differ from the interests of other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These transactions might include proxy contests, tender offers, mergers or other business combinations or purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

The Company’s common stock is quoted on the OTCQB, which could adversely affect the market price and liquidity of the common stock.

The Company’s common stock is currently traded on the OTCQB tier of the OTC Market under the symbol “ADAT”. There is a limited trading market for the Company’s common stock and the bid and asked prices for its common stock on the OTCQB may fluctuate widely. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for the Company’s common stock, the ability of holders of the Company’s common stock to sell shares of the Company’s common stock, or the prices at which holders may be able to sell their common stock. Subsequently, investors may need to bear the economic risk of an investment in the Company’s securities for an indefinite period of time, which may hamper the Company’s ability to raise additional capital. Even if an active market develops for the common stock, Rule 144 promulgated under the Securities Act, which provides for an exemption from the registration requirements under the Securities Act, under certain conditions, requires a holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Securities Act. There can be no assurance that we will fulfill any reporting requirements in the future under the Securities Exchange Act of 1934, as amended, or disseminate to the public any current financial or other information concerning the Company, as is required by Rule 144 as part of the conditions of its availability. The liquidity of the Company’s common stock on the OTCQB is expected to be less than if such shares of common stock traded on a nationally-recognized exchange. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations for the price of the Company’s common stock, and the price of the common stock could suffer a significant decline. Delisting may also impair the Company’s ability to raise capital. If the Company’s common stock trading price remains below $5.00 per share, trading in the Company’s common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on NASDAQ that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if the share price were higher. This factor may also limit the willingness of institutions to purchase common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in the Company’s common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade the Company’s common stock.

The Company’s outstanding debt may impair financial and operating flexibility.

As of June 30, 2017, there was an aggregate principal amount of secured indebtedness of approximately $2,815,000, consisting of an aggregate principal amount of $2,545,199 of senior secured convertible notes with a maturity date of March 20, 2018 and a secured note subordinated to the interests of the existing senior lenders in the principal amount of $270,000 to the Company’s former chief financial officer, with a maturity date of June 15, 2018. All of the outstanding notes contain covenants and events of default customary for transactions of this nature. For example, the outstanding senior secured notes include restrictions against incurring additional indebtedness and granting further security interests on AHC assets. Without the consent of the holders of these senior debt instruments, we must comply with these restrictions. Among the defined events of default are defaults of the Company’s payment obligations, breach of any material covenant or representation of the notes or the related transaction agreements, and the commencement of proceedings under applicable U.S. federal or state bankruptcy, insolvency, reorganization or other similar laws either against us or by us. In the event of default under the notes, a holder may require us to repay all or a portion of the outstanding principal, plus interest and certain of the outstanding debt instruments also require that any repayment due to a default will require immediate repayment of the principal and accrued and unpaid interest. If we are unable to consummate an additional financing prior to the maturity date of these debt instruments, or otherwise further extend or exchange them, we will be required to repay these securities, which may have an adverse effect on the Company’s cash position. If we are unable to make the scheduled principal and interest payments on these debt instruments or comply with applicable covenants contained therein, we may be in default under one or more these securities which would likely have a material adverse effect on the business, financial condition and results of operations. Further, if we are unable to repay the secured debt instruments when due, or upon an event of default, the holders could foreclose on AHC encumbered assets.

Since we have not paid dividends on our common stock, you may not receive income from this investment.

We have not paid any dividends on our common stock since inception and do not contemplate or anticipate paying any dividends on common stock in the foreseeable future. Earnings have been used to finance the development and expansion of the business. Accordingly, you may have to sell some or all common stock in order to generate cash. You may not receive a gain on the investment when you sell shares of the Company’s common stock and may lose the entire amount of the investment.

Possible volatility in the price of AHC common stock and limited trading volume could negatively affect us and our stockholders.

The price of shares of AHC common stock has been, and is likely to continue to be, volatile. During the 2017 fiscal year, the trading price of the Company’s common stock fluctuated from a high of $4.08 per share to a low of $1.06 per share. In the past, we have experienced a drop in stock price following an announcement of disappointing earnings. Any such announcement in the future could lead to a similar drop in stock price. The price of AHC common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, some of which are beyond the Company’s control, including:

•	quarterly variations in operating results;
•	announcements we or the Company’s competitors make regarding significant contracts, acquisitions, dispositions, strategic partnerships, or joint ventures;
•	additions or departures of key personnel;
•	the introduction of competitive offerings by existing or new competitors;
•	uncertainty about and customer confidence in the current economic conditions and outlook;
•	reduced demand for any given product; and
•	sales of AHC common stock.

The U.S. securities markets experience significant price and volume fluctuations. These fluctuations often have been unrelated to the operating performance of companies in these markets. Broad market and industry factors may lead to volatility in the price of AHC common stock, regardless of operating performance. Moreover, AHC stock has limited trading volume, and this illiquidity may increase the volatility of the Company’s stock price. In the past, following periods of volatility in the market price of an individual company’s securities, securities class action litigation have been instituted against that company. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

The Company’s quarterly operating results may vary.

The Company’s operating results may vary significantly from quarter-to-quarter and are influenced by factors over which the Company has little control such as:

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

The exercise of the Company’s outstanding options, restricted stock units and warrants, or conversion of outstanding convertible debt and convertible preferred stock, may depress the stock price and dilute ownership of the Company.

As of June 30, 2017, the following options restricted stock units and warrants were outstanding:

•	Stock options to purchase approximately 857,000 shares of common stock at exercise prices ranging from $1.60 to $36.00 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $7.49 per share. These stock options are employee and non-executive director options.
•	Restricted stock units which may settle for 411,000 shares of common stock.
•	Warrants to purchase approximately 4,151,000 shares of common stock with a weighted average exercise price of $4.67 per share.

After completing the transaction to exchange shares of Series B Preferred Stock for shares Series E Preferred Stock, there are now outstanding 25,000 shares of Series E Convertible Preferred Stock, which the holder may convert into an aggregate of 187,500 shares of AHC common stock at the initial conversion price of $4.00 per share. Further, there is currently outstanding 605,000 shares of Series D Preferred Stock, which are initially convertible into an aggregate of 619,154 shares of common stock at the initial conversion rate of $9.77139 per share (exclusive of any additional shares of common stock that we may elect to issue in lieu of paying cash dividends on the Series D Preferred Stock). Shares of common stock issued upon conversion of Series D or Series E Preferred Stock may be resold from time-to-time by a holder in accordance with Rule 144 under the Securities Act.

As of June 30, 2017, there was an aggregate principal amount of $2,545,199 of outstanding convertible debt, which, subject to certain limitations, may be convertible by holders into an aggregate of 1,253,792 shares of common stock.

To the extent that these securities are exercised or converted, or we issue additional common shares, dilution to stockholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of these securities can be expected to exercise or convert them at a time when we would expect to be able to obtain any needed capital on terms more favorable to us than the exercise and conversion terms provided by those securities. Further, in the event the conversion price of outstanding convertible debentures or shares of convertible preferred stock is lower than the actual trading price on the day of conversion, the holders could immediately sell their converted common shares, which would have a dilutive effect on the value of the outstanding common shares. The significant downward pressure on the trading price of common stock as preferred stock or debentures holders converted these securities and sell the common shares received on conversion could encourage short sales by the holders of preferred stock or other security holders. This would place further downward pressure on the trading price of common stock. Even the mere perception of eventual sales of common shares issued on the conversion of the shares of preferred stock or debentures could lead to a decline in the trading price of common stock.

Currently outstanding shares of convertible preferred stock or the issuance of additional shares of preferred stock could adversely affect the rights of the holders of shares of common stock.

We have issued a total of 25,000 shares of Series E Preferred Stock and 605,000 shares of Series D Preferred Stock, and the board is authorized to issue up to an additional 4,370,000 shares of preferred stock without any further action on the part of stockholders. Pursuant to the certificate of incorporation, the board has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock. The board may, at any time, authorize the issuance of a series of preferred stock that would grant to holders the preferred right to the Company’s assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of the common stock, and the right to the redemption of the shares, before the redemption of common stock, which may have a material adverse effect on the rights of the holders of common stock. In addition, the board, without further stockholder approval may, at any time, issue large blocks of preferred stock. Pursuant to the certificates of designations governing the rights and preferences of outstanding shares of Series E Preferred Stock and Series D Preferred Stock, each share of preferred stock has certain rights and preferences, including the right to receive dividends in preference to common stockholders. In addition, we must obtain the approval of the holders of a majority of the shares of outstanding convertible preferred stock in order to (i) amend, alter or repeal any provisions of the Company’s Certificate of Incorporation which would materially adversely affect any of the preferences, rights, powers or privileges of such preferred stock, (ii) create, authorize or issue any other class or series of preferred stock on a parity with, or having greater or preferential rights than, the outstanding convertible preferred stock, (iii) redeem, repurchase or otherwise acquire for value, or set aside for payment or make available for a sinking fund for the purchase or redemption of any stock ranking junior to on a parity with the outstanding convertible preferred stock, or (iv) enter into any agreement which would prohibit or restrict the right to pay dividends on the outstanding convertible preferred stock. The need to obtain the approval of holders of convertible preferred stock before taking these actions could impede the Company’s ability to take certain actions that management or the board may consider as being in the best interests of stockholders. Any failure to obtain such approval could limit business flexibility, harm the business and result in a decrease in the value of common stock or convertible preferred stock.

Provisions in the Company’s charter documents and Delaware law could discourage or prevent a takeover, even if an acquisition would be beneficial to stockholders.

Provisions of the Company’s certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third-party to acquire us, even if doing so would be beneficial to stockholders. These provisions include:

•	authorizing the issuance of “blank check” preferred that could be issued by the board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•	prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and

•	advance notice provisions in connection with stockholder proposals that may prevent or hinder any attempt by stockholders to bring business to be considered by stockholders at a meeting or replace the board of directors.

Together these provisions may delay, deter or prevent a change in control of us, adversely affecting the market price of common stock.

The Company’s stockholders approved an amendment to the Company’s Amended Certificate of Incorporation to restrict certain transfers of common stock (the “Protective Amendment”). The Protective Amendment is designed to prevent certain transfers of common stock that could result in an ownership change under Section 382 of the Internal Revenue Code and materially inhibit the Company’s ability to utilize its net operating losses under federal tax laws. As a result of the Protective Amendment, the Company’s shares of common stock are subject to transfer restrictions such that holders of common stock are restricted from attempting to transfer (which includes any direct or indirect acquisition, sale, transfer, assignment, conveyance, pledge or other disposition) any of the shares of common stock (or options, restricted stock units and warrants or other rights to acquire the common stock, or securities convertible or exchangeable into common stock) to the extent that such transfer would (i) create or result in an individual or entity becoming a 4.9% shareholder of the common stock for purposes of Section 382 of the Internal Revenue Code of 1986, as amended and the related Treasury Regulations (which are referred to as a “4.9 Percent Shareholder”) or (ii) increase the stock ownership percentage of any existing 4.9 Percent Shareholder. Transfers that violate the provisions of the Protective Amendment shall be null and void ab initio and shall not be effective to transfer any record, legal, beneficial or any other ownership of the number of shares which result in the violation of the Protective Amendment (which shares are referred to as “Excess Securities”). Instead, the purported transferee would be required, upon demand by the Company, to transfer the Excess Securities to an agent designated by the Company for the limited purpose of consummating an orderly arm’s length sale of such shares. The net proceeds of the sale will be distributed (i) to reimburse the agent for any costs associated with the sale, (ii) to the purported transferee to the extent of the price it paid, and (iii) any additional amount will be distributed to a charitable beneficiary. If the Excess Securities are sold by the purported transferee, such person will be treated as having sold the excess stock on behalf of the agent, and will be required to remit all proceeds to the Company’s agent. To the extent permitted by law, any stockholder who knowingly violates the Protective Amendment will be liable for any and all damages we suffer as a result of such violation. The Protective Amendment has an “anti-takeover” effect because, among other things, it restricts the ability of a person, entity or group to accumulate more than five percent of the Company’s common stock and the ability of persons, entities or groups now owning more than five percent of the outstanding shares of common stock from acquiring additional shares of the Company’s common stock without the approval of the board.

Item 1B. Unresolved Staff Comments.

None.

Item 2.	Properties.

AEON Properties

AEON provides its services utilizing state of the art testing equipment and proprietary sampling preparation at a 28,000 square foot campus located at 2225 Centennial Drive, Gainesville, Georgia 30504. AEON also uses the latest in robotic sample preparation machinery for its toxicology, pharmacogenomics and hereditary cancer testing. Robotic sample preparation increases AEON’s throughput, as well as minimizes the potential for human errors.

We lease this facility from Centennial Properties of Georgia, LLC under a lease agreement commencing April 2014, as amended January 20, 2016. The lease provides for a term of 12 years expiring March 2026. The lease payments range from $48,000 to a maximum of $60,000. In connection with the lease agreement, as security for its rent and other obligations under the lease, AEON has provided to the landlord a fist priority lien and security interest in substantially all of its assets. The landlord under the lease is Centennial Properties of Georgia, LLC, a Georgia limited liability company. Centennial is owned by Sonny Roshan, Shawn Desai, Pyarali Roy and Sohail Ali, all of whom are AEON employees and will be receiving shares of AHC common stock as a result of the AEON Acquisition.

Monthly Rent	Start	End
($)

48,000	02/01/17	03/31/18
49,500	02/01/18	03/31/19
51,000	02/01/19	03/31/20
52,500	02/01/20	03/31/21
54,000	02/01/21	03/31/22
55,500	02/01/22	03/31/23
57,000	02/01/23	03/31/24
58,500	02/01/24	03/31/25
60,000	02/01/25	03/31/26

Authentidate Properties

AHC had entered into a lease agreement for its executive offices located in Berkeley Heights, New Jersey on July 11, 2005. The lease was originally for a term of 10 years and 4 months and covered approximately 19,700 total rentable square feet. On September 23, 2015, AHC amended the lease to relocate its offices to approximately 5,200 total rentable square feet in the same building and completed the relocation on November 1, 2015. The amended lease has a term of 6 years from the occupancy date, with annual rentals ranging from approximately $135,000 in the first year to $148,000 in the final year. The lease also provides for a one-time option to renew it for a term of 5 years at the then-current market rate, and includes an early termination option on each of the 18-month, 27-month and 36-month anniversary dates of the effective date of the amendment provided AHC pay an early termination fee. The Company is currently in negotiations to terminate its obligations and although not guaranteed, hopes to conclude such negotiations during fiscal year 2018.

AHC entered into a lease agreement with Hanif A. (“Sonny”) Roshan (the “landlord”) for a residential premises at 5455 Golf View Drive, Braselton, Georgia 30517 for a term of 1 year beginning on January 1, 2017 and ending December 31, 2017 for a fixed monthly rent of $7,500 due and payable by the first day of each month. The lease is renewable with a 3% increase in rent for each renewal. The tenant is responsible for utilities and insurance with the landlord responsible for maintenance and taxes on the premises.

Item 3.	Legal Proceedings.

A complaint was filed by a former independent contractor in the State of Louisiana who was involved in the sales and marketing of the Company’s products and services. Plaintiff alleges certain commissions were not paid in full, and the Company believes the contractor was overpaid and has asserted a counterclaim for reimbursement of such overpayments. The Company intends to vigorously defend the claim and pursue the counterclaim. The parties have completed initial discovery and the matter remains pending. The Company believes the resolution of this matter will not have a material effect on its financial statements.

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

In connection with the termination of the Company’s employment relationship with certain executives, including the former Chief Executive and Chief Financial Officers of AHC, the Company has been reviewing its severance obligations to them and the vesting of other post-termination provisions. The Company believes that it has accrued all related severance costs as of June 30, 2017 related to the past terminations.

The former CEO and CFO of AHC commenced arbitration proceedings against AHC before the American Arbitration Association (“AAA”). A demand for arbitration was filed with the AAA on or about June 22, 2016 by the former CEO, O’Connell Benjamin, requesting payment of severance compensation of $341,620 and other benefits, including the vesting of certain stock option awards, pursuant to an employment agreement. The parties have opted to pursue mediation in their attempt to resolve the matter, with such mediation scheduled for October 30, 2017. The Company believes that it has valid defenses to Mr. Benjamin’s claims and intends to defend this matter accordingly.

The Company is a defendant in an action captioned Cogmedix, Inc. v. Authentidate Holding Corp. in the Superior Court of Worcester County, Commonwealth of Massachusetts, Case No. 1685CV01318B. Suit was filed on September 6, 2016 alleging the principal amount of $227,061 remains outstanding on a purchase order dated December 6, 2013. Management believes that this matter will not have a material adverse effect on financial position, results of operations, or cash flows. Nevertheless, this matter is the subject of further negotiations.

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

On May 3, 2017, the Company received notice from the Office for Civil Rights (“OCR”) of the U.S. Department of Health and Human Services (“HHS”) informing the Company that the OCR is conducting a review of the Company’s compliance with applicable Federal Standards for Privacy of Individually Identifiable Health Information and/or Security Standards for the Protection of Electronic Protected Health Information. The OCR is the division of HHS charged with enforcing the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”) and the privacy, security and date breach rules which implement HIPAA (“HIPAA Rules”). The OCR reviewed the Company’s premises and conducted interviews on May 23, 2017. The OCR may, among other things, require a corrective action, issue penalties, or impose a monetary settlement. The Company continues to work on a resolution with the OCR. The Company does not know if the OCR will find a violation, and if so, the nature of any corrective action or penalties it may seek. The Company does not believe a loss is probable by reason of the OCR compliance review; however, at this time, the Company cannot provide a further estimate as the review is at an early stage. Any adverse action by the OCR that results in significant penalties could have a material effect on the Company’s financial position, results of operations and cash flows.

On August 24, 2017, the Company commenced suit against Mr. Richard G. Hersperger, a former company director and officer, to recover 38,321 shares of common stock and to obtain declaratory relief terminating all further obligations to Mr. Hersperger. The complaint also seeks damages based on common law fraud and breach of fiduciary duty. In connection with his resignation from the Company’s board of directors, Mr. Hersperger threatened to commence litigation against us and certain of our directors. In the event Mr. Hersperger does commence any legal proceedings, the Company believes that it will have numerous valid defenses to any claims and will vigorously contest any such claims.

The Company is the plaintiff in a case captioned Peachstate Health Management, LLC d/b/a Aeon Clinical Laboratories v. Radius Foundation, Inc. and William Bramlett, Ph.D, filed on June 13, 2017 in the State Court of Hall County, State of Georgia. A motion for default judgment was filed with the court on October 10, 2017, requesting an order of judgment in the principal amount of $116,650.

We are also subject to claims and litigation arising in the ordinary course of business. Our management considers that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2017, we are not aware of any obligations under such indemnification agreements that would require material payments.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Prior to the AEON Acquisition, AEON was a privately-held limited liability company and its membership interests did not trade on any market or exchange. Effective as of August 17, 2017, the Company’s common stock began trading on the OTCQB tier, an electronic quotation service operated by the OTC Markets Group, Inc., under the symbol “ADAT”. During the 2017 fiscal year, AHC common stock traded on the OTC Pink market tier of the OTC Markets Group Inc. From January 29, 2016 until June 30, 2016, the Company’s common stock traded on the OTCQB market tier. Prior to January 29, 2016, AHC’s common stock traded on The NASDAQ Capital Market. The following table sets forth for the common stock, the high and low bid prices for the periods reflected below, as quoted on the OTCQB tier for the third and fourth quarters of our 2016 fiscal year and on the OTC Pink Tier for our 2017 fiscal year; provided that for the first and second quarters of our 2016 fiscal year, the table sets forth the high and low sales prices for our common stock as quoted on The Nasdaq Capital Market. All prices reflect our reverse 1 for 9 reverse stock split described below. Other than for the periods on which the common stock was listed on The Nasdaq Capital Markets, all prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	High	Low
For the year ended June 30, 2017
First Quarter	$4.08	$2.68
Second Quarter	3.97	3.01
Third Quarter	3.65	1.78
Fourth Quarter	2.33	1.06

For the year ended June 30, 2016
First Quarter	$4.95	$0.81
Second Quarter	8.01	2.52
Third Quarter	6.75	2.85
Fourth Quarter	4.15	2.05

As of June 30, 2017, there were approximately 380 holders of record of the Company’s common stock. The number of record holders may not be representative of the number of beneficial owners because many of the shares of common stock are held by depositories, brokers or other nominees.

Reverse Stock Split

At the Special Meeting of Stockholders of AHC on January 20, 2016, the stockholders of the Company approved an amendment to the Company’s Amended Certificate of Incorporation to implement a reverse stock split, with the ratio to be determined by the Company’s board of directors within a range of not less than 1-for-2 or greater than 1-for-10. The Company’s board of directors determined to fix the ratio for the reverse stock split at 1-for-9. Thereafter, on January 21, 2016, AHC filed a Certificate of Amendment to its Amended Certificate of Incorporation of AHC to implement a one-for-nine reverse split of its common stock (the “Reverse Split”). The Reverse Split was effective as of 5:00 p.m. (Eastern Time) on January 22, 2016, and AHC’s common stock began to trade on a post-split basis on January 25, 2016.

As a result of the Reverse Split, every nine shares of issued and outstanding common stock combined into one share of issued and outstanding common stock. The Reverse Split effected a proportionate adjustment to the per share exercise price and the number of shares issuable upon the exercise or settlement of all outstanding options, restricted stock units, and warrants to purchase or acquire, as applicable, shares of common stock, and the number of shares reserved for issuance pursuant to the existing equity incentive compensation plans were reduced proportionately. The Reverse Split also effected a proportionate adjustment to the conversion price and number of shares of common stock issuable upon the conversion of all outstanding shares of convertible preferred stock and upon the conversion of all outstanding convertible debt instruments.

Dividend Policy

We have not paid any dividends on AHC common stock since inception and do not expect to pay any dividends on common stock in the foreseeable future. We plan to retain earnings to finance development and expansion. The Company’s Certificate of Incorporation authorizes the board of directors to issue preferred stock with a preferential right to dividends. We currently have 25,000 shares of Series E Preferred Stock outstanding which have the right to receive dividends equal to an annual rate of 5% of the issue price payable on a semi-annual basis and 605,000 shares of Series D Preferred Stock outstanding which have the right to receive dividends equal to an annual rate of 5% of the issue price payable on a semi-annual basis in cash or shares of common stock, at the Company’s option. The shares of Series E Preferred Stock were issued in March 2017 in exchange for the surrender of the previously outstanding shares of Series B Preferred Stock, plus accrued but unpaid dividends thereon.

Sales of Unregistered Securities Unregistered Securities

Except as previously reported in our filings with the SEC and as described elsewhere in this Annual Report on Form 10-K, we did not sell unregistered securities during the quarter ended June 30, 2017.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about AHC common stock that may be issued upon the exercise of options under all of AHC’s equity compensation plans as of June 30, 2017 which consisted of the 2011 Plan, the 2010 Employee Stock Options Plan, 2000 Employee Stock Option Plan, as amended, and the 2001 Non-Employee Director Stock Option Plan, as amended.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options and Warrants		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (A)
Equity Compensation Plans Approved by Stockholders	959,887	(1)	$5.25	(4)	918,713	(2)

Equity Compensation Plans Not Approved by Stockholders	97,222	(3)	12.26		N/A

Total	1,057,109		$5.89		918,713

(1)	Includes awards in the form of options and restricted stock units granted under our 2001 Director Plan our 2000 and 2010 Employee Option Plans and our 2011 Omnibus Equity Incentive Plan.

(2)	Reflects the remaining shares available for issuance as of June 30, 2017 pursuant to our 2011 Plan.

(3)	See Note 10 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information related to common stock purchase warrants issued to certain consultants.

(4)	The calculation of the weighted-average exercise price of the outstanding options excludes shares of common stock included in column (a) that are issuable upon the vesting of then-outstanding RSUs.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this Form 10-K. Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, words such as “may,” “should,” “seek,” “believe,” “expect,” anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company’s future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. These factors are discussed in this report and from time-to-time in other reports that we file with the SEC. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The Aeon Acquisition

On January 27, 2016, AEON was merged into a newly formed acquisition subsidiary of AHC (the “Aeon Acquisition”) pursuant to a definitive Amended and Restated Agreement and Plan of Merger dated January 26, 2016, as amended on May 31, 2016 and December 15, 2016 (collectively the “Merger Agreement”). The merger certificate was filed with the Secretary of State of Georgia on January 27, 2016, and AEON survived the merger as a wholly-owned subsidiary of AHC. The acquisition of AEON requires us to pay certain Earn-out Payments (as defined and described below) to the former members of AEON upon achievement of certain financial milestones. The Earn-out Payments must be paid in shares of our common stock. In accordance with the Merger Agreement, the members of AEON prior to the effective time of the AEON Acquisition became holders of shares of common stock, issuable in tranches as described in below. The closing of the AEON Acquisition occurred on January 27, 2016 and the Company filed a Current Report on Form 8-K on February 1, 2016 regarding the AEON Acquisition in accordance with the SEC regulations.

Pursuant to the terms of the Merger Agreement, among other things:

•	Following the AEON Acquisition, AEON is operated as a separate entity.

•	The former members of AEON prior to the effective time of the AEON Acquisition became holders of shares of common stock issuable in tranches as follows (the payments referred to in (b), (c), (d) and (e) below are hereinafter be referred to as the “Earn-out Payments”:

(a)	At the closing of the AEON Acquisition, the membership interests of AEON were converted into the right to receive such number of validly issued, fully paid and non-assessable shares of common stock as is equal to 19.9% of the issued and outstanding shares of common stock (rounded to the nearest whole share) as of the close of business on the business day immediately prior to the closing date of the AEON Acquisition (958,030 shares of common stock).

(b)	In December 2016, we issued to the former AEON members 240,711 shares of common stock, representing 5% of the issued and outstanding shares of common stock as of the close of business on the business day immediately prior to the closing date of the AEON Acquisition, following the approval of shareholders of the Earn-out Payments.

(c)	In December 2016, we issued to the former AEON members 1,155,415 shares of common stock, representing 24% of the issued and outstanding shares of common stock as of close of business on the business day immediately prior to the closing date of the AEON Acquisition, due to the determination that AEON achieved at least $16,000,000 in EBITDA for the calendar year ending December 31, 2015.

(d)	In the event AEON achieves at least $65,900,000 in EBITDA, in the aggregate, for the three calendar years ending December 31, 2016, 2017 and 2018, then on October 1, 2019, subject to the completion of the audited financial statements of AEON for the calendar year ending December 31, 2018, we will issue to the former AEON members such number of additional shares of common stock as is equal to 36.1% of the issued and outstanding shares of common stock (rounded to the nearest whole share) as of the close of business on the business day immediately prior to the closing date of the AEON Acquisition, provided we will issue to the former AEON members such number of additional shares of common stock so that the total number of shares of common stock issuable to the former AEON members shall equal 85% of the issued and outstanding shares of common stock on a post-issuance basis (rounded to the nearest whole share) on a Fully Diluted Basis (as defined below).

(e)	In the event AEON achieves at least $100,000,000 in EBITDA, in the aggregate, for the four calendar years ending December 31, 2019, we will issue to the former AEON members such number of shares of common stock which equals an additional 5% of the issued and outstanding shares of common stock on a post-issuance basis (rounded to the nearest whole share), on a Fully Diluted Basis, in addition to common stock issued to the former AEON members under (b), (c) and (d) above (resulting in the AEON members potentially owning 90% of the issued and outstanding shares of common stock on a post issuance basis on a Fully Diluted Basis if all the additional tranches are earned).

For purposes of determining the potential number of shares of common stock which may be earned in the future, the term “Fully Diluted Basis” means the aggregate of all outstanding shares of common stock, plus the shares of common stock issuable upon exercise or conversion of any derivative security outstanding with a conversion or exercise price of $6.75 or less on the close of business on the business day immediately prior to the closing date of the AEON Acquisition.

The Merger Agreement provides that the former AEON members, as holders of shares of common stock issued pursuant to the Merger Agreement, will have the right to nominate one person to the board of directors for each 10% of the outstanding shares of common stock beneficially owned by the former AEON members. In the event that a vacancy is created on the board of directors at any time due to the death, disability, retirement, resignation or removal of a director elected by the former AEON members, then the former AEON members shall have the right to nominate an individual to fill such vacancy.

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

Overview of AEON Business

Prior to the closing of the AEON Acquisition, AEON was a privately-held Georgia limited liability company. Subsequent to the Acquisition, the AEON business constitutes the majority of the combined Company’s business.

AEON’s primary business focus is on production of actionable medical information for the provision of value-based medicine. This includes the testing of an individual’s urine or saliva for the presence of drugs or chemicals and the patient’s DNA profile.

AEON is an innovator in the genomic testing area with a comprehensive menu of genetic tests (pharmacogenomics and cancer genetic testing) and a pipeline of additional genetic tests in development which it plans to bring to market over the coming year. AEON is investing to expand its genetic testing capabilities to address the rapidly increasing demand for personalized and value-based medical care that involves using an individual’s genetic profile to help guide decisions regarding the prevention, diagnosis, and treatment of disease. AEON strives to offer unique testing specifically designed for its increased focus on personalized medicine, with superior service levels, such as providing advanced testing in DNA pharmacogenomics, cancer genetics and molecular microbiology. Genomic testing is more complex than conventional toxicology testing, requires unique knowledge and significantly more sophisticated equipment resulting in higher pricing and reduced competition.

Toxicology is also a major component of AEON’s product mix and will continue to be an important element of AEON’s business strategy. AEON’s toxicology testing provides information about the medication and other substances in the patient’s system from either urine or oral fluid samples. This information helps guide a clinician’s treatment of a patient. This testing ensures the safe use of medical prescriptions and is designed to help doctors provide the highest level of care. AEON offers a comprehensive set of toxicology tests and produce results under quality assurance standards consistent with those required by various regulatory bodies.

AEON supports its national client base from its Gainesville, Georgia headquarters. AEON is focused on technology innovation and efficiency, utilizing state of the art testing equipment and its proprietary methodologies to provide some of the fastest and most reliable test results in the nation. AEON focuses on a service model that emphasizes the importance of the test result for both the client and the patient. By focusing on fast, accurate turnaround of test results and the ability to integrate directly with the electronic medical records of clients, AEON believes it is able to provide clients a unique service that larger clinical laboratories cannot match. Because of the emphasis on its service model, AEON believes it is ideally positioned to be a preferred lab provider for personalized medicine. The majority of AEON’s current testing volume is in toxicology, AEON has recently placed focus and emphasis on growing its DNA pharmacogenomics and cancer genetic testing in response to rapidly growing market demand for personalized medical testing.

Overview of AHC Business

AHC provides secure web-based revenue cycle management applications and telehealth products and services that enable healthcare organizations to (i) increase revenues, (ii) improve productivity, (iii) reduce costs, (iv) organize care for patients, and (v) enhance related administrative and clinical workflows and compliance with regulatory requirements. AHC’s web-based services are delivered as Software as a Service (SaaS) to its customers interfacing seamlessly with billing and document management systems. These solutions incorporate multiple features and security technologies such as business rules-based electronic forms, intelligent routing, transaction management, electronic signatures, identity credentialing, content authentication, automated audit trails and remote patient management capabilities. Both web and fax-based communications are integrated into automated, secure and trusted workflow solutions.

Outlook and Trends

The healthcare system in the United States is evolving and significant change is taking place in the system. We expect that the evolution of the healthcare industry will continue, and that industry change is likely to be extensive. There are a number of key trends that are having, and that we expect to continue to have, a significant impact on the diagnostic information services business in the United States. These trends present both opportunities and risks. Nevertheless, because of the nature of the services we provide, we believe that the industry will continue to grow over the long-term and that we are well positioned to benefit from the long-term growth expected in the industry.

Consistent with the last few years, we experienced additional reimbursement pressure for the AEON business during fiscal 2017, and we expect this trend to continue for fiscal 2018. Healthcare market participants, including governments, are focusing on controlling costs by (i) changing reimbursement for healthcare services (including but not limited to a shift from fee for service to capitation), (ii) changing medical coverage policies (e.g., healthcare benefits design), (iii) pre-authorization of laboratory testing, (iv) requiring co-pays, (v) introducing laboratory spend management utilities, and payment, and (vi) patient care innovations. As health plans and government programs require greater levels of patient cost-sharing, patient collections could be negatively impacted and adversely impact bad debt expense and potentially causing a shift to capitation arrangements where we agree to a predetermined monthly reimbursement rate for each member enrolled in a restricted plan, regardless of the number or cost of services provided by us.

Fees for the laboratory services we provide are reimbursed by Medicare, Medicaid and commercial payors and are established in the Clinical Laboratory Fee Schedule (CLFS). Historically, these fee schedules are subject to annual adjustments. During the fiscal year ended June 30, 2017, approximately 38% of the Company’s laboratory testing revenue was reimbursed from Medicare under the CLFS with the balance of the Company’s revenue derived from commercial insurance providers and Medicaid. For the fiscal year ended June 30, 2017, toxicology testing represented approximately 95% of all of laboratory testing services that the Company provided. Further, during the fiscal year ended June 30, 2017, approximately 62% of the Company’s revenues from laboratory testing services were derived from the provision of toxicology testing services.

Over the past several years, the Company has experienced governmental reimbursement reductions as a direct result of the Patient Protection and Affordable Care Act (ACA) and other laws. The Protecting Access to Medicare Act (PAMA), which became law on April 1, 2014, is expected to result in a future net reduction in reimbursement revenue under the CLFS. These laws include provisions designed to control healthcare expenses reimbursed by government programs through a combination of reductions to fee schedules, incentives to physicians to participate in alternative payment models such as risk-sharing and new methods to establish and adjust fees.

Beginning in calendar 2016, commercial and government payors focused on reducing payments to clinical laboratories by imposing more stringent payment guidelines in their adjudication processes. Additionally, effective January 2016, the Centers for Medicare and Medicaid Services (CMS) significantly reduced the unit reimbursement rate for many of the tests typically performed by the Company, along with the number of tests that CMS would reimburse. Because Medicare and Medicaid accounts for close to 50% of our annual revenue, this reduction in reimbursement rates had a substantial negative impact on 2016 revenue.  Comparing the maximum toxicology reimbursement rate from Medicare, there was a decrease in the rate of reimbursement from a rate of $733.56 per sample in 2015 to a rate of $215.23 in 2016. During 2017, CMS reimbursement rates for the tests we performed increased by an average of 18% to $253.87.

We experienced an overall decrease in revenues for the fiscal year ended June 30, 2017, as compared to the year ended June 30, 2016, due to a 17% decrease in fiscal year 2017 testing volume, reductions in reimbursement rates and the imposition of more stringent payment guidelines described above. Further, revenues for the fiscal year ended June 30, 2017, also reflect the adjustment of revenue estimates based on historical experience.

Further payment reductions to Medicare, Medicaid and other government programs could have a direct adverse effect on the Company’s net earnings and cash flows. The Company cannot predict whether changes will be implemented that will result in further payment reductions. In addition to changes in reimbursement rates, the Company is also impacted by changes in coverage policies for laboratory tests. For example, CLFS coding and billing changes related to toxicology and other procedures were implemented in 2016. The Company experienced delays in the pricing and implementation of the new toxicology codes. Further coding and billing changes related to toxicology testing and other procedure types were implemented in 2017, and we experienced delays in the pricing and implementation of these new codes, which may continue. While the impact on price and margin is currently unclear, the Company anticipates that some of that impact will be mitigated by timely negotiation with payers impacted by these changes.

The President of the United States has announced that he favors repealing the Affordable Care Act (“ACA”) in 2017, and leaders of the Republication-controlled federal legislature also have taken substantial efforts in an attempt to repeal and replace the ACA. While no efforts to repeal and/or replace the ACA have been successful as of yet, further Congressional efforts to repeal, amend, replace, or reform the ACA are possible. If such legislation were to become law, it could have a significant impact on the U.S. healthcare system. Uncertainty regarding the ACA prior to any such repeal, amendment, replacement or reform could create uncertainty generally in the healthcare market. Also, the trend of consolidating, converging and diversifying among customers and payers has continued. Consolidation is increasing price transparency and bargaining power, and encouraging internalization of clinical testing.

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

Critical Accounting Policies

Revenue Recognition. The Company provides laboratory testing services, web-based hosted software services, telehealth products and post-contract customer support services.

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

Revenue for hosted software services, telehealth products, and customer support services are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectability is reasonably assured.  Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting.  A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met: (i) the delivered item has value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered items in the arrangement, (3) if the arrangement includes a general right of return relative to the delivered items, (iv) and delivery or performance of the undelivered item is considered probable and substantially in the Company’s control.  If these criteria are not met, then revenue is deferred until such criteria are met or until the period over which the last undelivered element is delivered, which is typically the life of the contract agreement.  If these criteria are met, we allocate total revenue among the elements based on the sales price of each element when sold separately which is referred to as vendor specific objective evidence or VSOE.

The Company had historically recognized revenue for laboratory services upon cash receipt because the criteria to recognize revenues under ASC-605 had not been met at the time test results were delivered, since the fee was not fixed and determinable until the third payor remitted payment given the limited experience and history to develop a reliable estimate of the provision for contractual adjustments (that is, the difference between established rates and expected third-party payments) and discounts (that is, the difference between established rates and the amount billable). The Company has continuously reassessed its ability to develop reliable estimates of the provision for contractual adjustments and discounts and over the past year and has made investments in its systems and process around its billing system to improve the quality of information generated by the system. Given these ongoing investments and improvements, based upon the financial framework the Company uses for estimating the provision for contractual adjustments and discounts, in the second quarter of fiscal 2016, the Company concluded that it was able to reasonably estimate its provision for contractual adjustments and discounts and began recognizing revenue at the time test results are delivered, net of estimated contracted allowances.

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

Prior to the reverse merger, AEON elected to be taxed as an S Corporation for federal and certain state income tax purposes. Under this election substantially all of the profits, losses, credits and deductions of the Company are passed through to the individual shareholders. Therefore, prior to the reverse merger, no provision or liability for income taxes has been included in these consolidated financial statements except for state and localities where the S Corporation status has not been recognized.

Prior to the reverse merger, AHC tax benefits were fully offset by a valuation allowance due to the uncertainty that the deferred tax assets would be realized. As a result of the reverse merger, a deferred tax asset was recorded since it was determined that the realization of these assets is probable due to consolidated earnings resulting in the expected usage of net operating loss carryforwards.

Under income tax regulations in the United States, AHC is the acquirer of AEON. The Company must file a Subchapter S return for AEON from January 1, 2016 to January 26, 2016. Included in the consolidated AHC corporate return for the year ending June 30, 2016, will include Authentidate for the full fiscal year ended June 30, 2016 and AEON from January 27, 2016 to June 30, 2016. AHC will file a consolidated tax return for the fiscal year ended June 30, 2017 with a full fiscal year for both Authentidate and AEON.

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

The Company’s policy is to include penalties and interest expense related to income taxes as a component of other (expense) income in the Consolidated Statements of Income.

Fair Value. The Company follows ASC 820-10 “Fair Value Measurements and Disclosures”, of the FASB to measure the fair value of its financial statements and disclosures about fair value of its financial instruments.  ASC 820-10 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The three levels of fair value hierarchy defined by ASC 820-10 are described below:

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

The Company’s Level 1 assets consist of a certificate of deposit.  Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.  The Company’s warrant liabilities and certain conversion features underlying the convertible debt are categorized as Level 3.

Goodwill. Goodwill represents the excess of the fair value of the acquiree over the recognized bases of the net identifiable assets acquired and includes the future economic benefits from other assets that could not be individually identified and separately recognized. Goodwill is not amortized, but instead is periodically reviewed for impairment and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill is more than its implied value. The goodwill test is performed at least annually, or more frequently, in the case of other events that indicate a potential impairment.

Intangible Assets. Intangible assets are recognized at fair value, as an asset apart form goodwill if the asset arises from contractual or other legal rights, or if it is separable. Intangible assets, primarily trademarks and acquired technologies, are capitalized and amortized on the straight-line basis over their expected useful life. The Company reviews intangible assets periodically for impairment and an impairment charge is recorded in the periods in which the recorded carrying value is more than the estimated value. Intangible asset impairment testing is performed at least annually or more frequently in the case of other events that indicate a potential impairment.

Going Concern. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, the raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.  Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued).

Recent Accounting Pronouncements. See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during fiscal 2017, and certain accounting standards that we have not yet required to implement may be applicable to future operations.

Restatement of Previously Issued Financial Statements

While preparing its financial statements for the fiscal year ended June 30, 2017, the Company reviewed its accounting for certain assets held as inventory and determined that its accounting treatment of such items during fiscal 2017 was not appropriate. After reevaluating its financial statements for each of the quarterly periods of September 30, 2016, December 31, 2016 and March 31, 2017 to assess the impact of this topic, management determined that the changes to the financial statements for the interim quarterly periods occurring during fiscal 2017 were material. Consequently, the Company decided to restate its financial statements previously reported on Forms 10-Q for the periods ended September 30, 2016, December 31, 2016 and March 31, 2017 in this Annual Report on Form 10-K. See Note 3 to the Consolidated Financial Statements. The restatements primarily reflect adjustments to (i) correct for understating the carrying value of inventory in the Consolidated Balance Sheets for each of the quarterly periods; and (ii) correct for understating net income and overstating cost of revenues in the Consolidated Statements of Income for each of the quarterly periods occurring during fiscal 2017.

Results of Operations

Fiscal Year ended June 30, 2017 Compared to Fiscal Year ended June 30, 2016

Revenues for the year ended June 30, 2017 were $20,198,771 compared to $34,576,916 for the prior year. As previously mentioned in the “Outlook and Trends” section of this Form 10-K, this decrease in revenue was primarily due to a decrease in the maximum Medicare toxicology rate from $733.56 in 2015 to $215.23 in 2016, which represented a decrease of approximately 70%. In 2017, reimbursement rates were above the levels set for 2016. However, sample testing volume decreased approximately 17% in fiscal year 2017 from 2016 which contributed to the sales decrease in the current year.

Cost of revenue decreased to $4,200,445 (20.8% of revenue) for the year ended June 30, 2017 compared to $6,877,119 (19.9% of revenue) for the prior year, primarily due to the revenue decrease mentioned above. The decrease in cost of revenue in the current year is also due to cost cutting measures in hourly payroll implemented by the Company. The decrease in cost of sales in 2017 was also impacted by the decrease in sample testing volume.

Gross margin decreased to $15,952,887 or 79.0%, of revenue for the year ended June 30, 2017 compared to $27,699,797 or 80.1% for the prior year, primarily due to the reasons mentioned above.

Selling general and administrative (SG&A) expenses decreased to $14,288,727 or 70.7% of revenue for the year ended June 30, 2017 as compared to $19,168,979, or 55.4% for the prior year due primarily to changes in the sales commission structure to decrease the fixed cost component and increase the variable component. The decrease in revenue in 2017 contributed to the increase in selling, general and administrative expenses as a percentage of revenue.

In accordance with ASC 350, third party consultants performed a June 30, 2017 valuation of goodwill and other intangibles. The Company wrote-off the entire amount of goodwill, trademarks and acquired technologies resulting from the reverse merger, which totaled $5,134,676 in the year ended June 30, 2017.

Depreciation and amortization expense was $1,667,237 for the year ended June 30, 2017 compared to $1,149,695 for the prior year. The increase in 2017 was primarily due to a full year of expense on assets acquired in the reverse merger.

Other expense was $46,435 for the year ended June 30, 2017 as compared to other expense of $206,889 for the prior year.  For the 2017 fiscal year, $828,382 of income was recorded for the change in the fair value of derivative liabilities compared to income of $15,000 in the prior year. There was a loss on debt extinguishment of $258,037 in fiscal 2017 due to the debt exchange on March 20, 2017, along with an increase in interest expense on notes payable in the current year to $456,646 from $221,889 due to a full year of interest expense in the current year.

The Company decreased its deferred tax asset of $38,493,000 at June 30, 2016 to $11,848,017 at June 30, 2017, which caused a decrease of approximately $26,645,000. The reduction in deferred tax asset reflects future income statement projections.

Net loss for the year ended June 30, 2017 was $32,073,514 or $4.51 basic and $4.51 diluted loss per common share compared to net income of $5,265,028 or $1.72 basic earnings per common share and $1.32 diluted earnings per common share in the prior year due to the factors mentioned above. Further, the net loss incurred in fiscal 2017 was mostly due to the approximately $26.6 million income tax provision that the Company recorded for fiscal 2017. This non-cash charge to the Company’s consolidated income statement does not impact the availability of net operating loss carryforwards with may be available in future periods as circumstances may warrant.

Liquidity and Capital Resources

Overview

The Company’s operations and product development activities have required substantial capital investment to date. As discussed in more detail below, recurring operating losses and capital needs, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern. AHC consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows

At June 30, 2017 cash and cash equivalents amounted to $1,121,763 and total assets as of that date were $16,731,678. Since June 30, 2016 cash and cash equivalents decreased by $292,943. Currently, available cash and cash equivalents as of the filing date of this Annual Report on Form 10-K is approximately $431,000 and current estimated monthly operational requirements are approximately $1,300,000. Net cash provided by operating activities for the year ended June 30, 2017 was approximately $537,000, net cash used in financing activities was approximately $808,000, and total cash used was approximately $293,000.

Going Concern

As of the filing date of this Annual Report on Form 10-K, and after giving effect to the recent note exchange transaction described in greater detail in Note 9 of the Notes to Consolidated Financial Statements, there is outstanding an aggregate principal amount of $2,545,199 of senior secured convertible notes with a maturity date of March 20, 2018 and a secured note subordinated to the interests of the existing senior lenders in the principal amount of $270,000 as of June 30, 2017 with a maturity date of June 15, 2018. We expect existing resources, revenues generated from operations, and proceeds received from other transactions we are considering (of which there can be no assurance) to satisfy working capital requirements for at least the next twelve months, however, no assurances can be given, that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy our other obligations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. Accordingly, the Company needs to raise additional capital and is exploring potential transactions to improve its capital position. Unless we are able to increase revenues substantially or generate additional capital from other transactions, current cash resources will only satisfy working capital needs for a limited period of time.

The Company does not have a bank line of credit or other fixed source of capital reserves and is exploring potential transactions to improve its capital position to ensure it is able to meet financing and working capital requirements. We would expect to raise additional funds through obtaining a credit facility from an institutional lender or undertaking private debt financings. Raising additional funds by issuing equity or convertible debt securities may cause stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of other stockholders. Raising additional funds through debt financing or preferred stock, if available, may involve covenants that restrict the Company’s business activities and options and such additional securities may have powers, designations, preferences or rights senior to currently outstanding securities. We may also enter into financing transactions which involve the granting of liens on the Company’s assets or which grant preferences of payment from its revenue streams, all of which could adversely impact the Company’s ability to rely on revenue from operations to support ongoing operating costs. Alternatively, we may seek to obtain new financing from existing security holders, which may include reducing the exercise or conversion prices of outstanding securities, or the issuance of additional equity securities. Currently, we do not have any definitive agreements with any third parties for such transactions and there can be no assurance that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the Company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially or potentially suspend operations, any of which would have a material adverse effect on the Company’s business, financial condition and results of operations.

Management has concluded that due to the conditions described above, there is substantial doubt about the entity’s ability to continue as a going concern. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance will provide sufficient capital to continue operations through fiscal 2018. While our plan is to raise capital from commercial operations and/or product partnering opportunities to address our capital deficiencies and meet our operating cash requirements, there is no assurance that our plans will be successful. If we fail to generate sufficient capital from commercial operations or partnerships, we will need to seek capital from other sources and risk default under the terms of our existing loans. We cannot assure you that financing will be available on favorable terms or at all. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Furthermore, despite our optimism regarding the future of the Company, even in the event that the Company is adequately funded, there is no guarantee that any of our services will perform as hoped or that such services can be successfully commercialized.

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Leases
Operating	$6,311,000	$720,000	$1,501,000	$1,484,000	$2,606,000
Capital	12,000	12,000	-	-	-
Total lease obligations	6,323,000	732,000	1,501,000	1,484,000	2,606,000
Total debt obligations	-	2,672,457	-	-	-
Severance-Marshall	-	270,000	-	-	-
Total obligations	$6,323,000	$2,942,457	$1,501,000	$1,484,000	$2,606,000

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

The Company has entered into a lease for its offices in New Jersey, which has a term of six years following the occupancy date and annual rentals ranging from approximately $135,000 in the first year to $148,000 in the final year. The lease also provides AHC with a one-time option to renew the lease for a term of five years at the then-current market rate and, provided AHC pays an early termination fee, allows AHC an early termination option on each of the 18-month, 27-month and 36-month anniversary dates of the effective date of the amendment. As part of the lease agreement, AHC reduced its letter of credit securing its lease payments to approximately $121,000. The Company is currently in negotiations to terminate this lease obligation and although not guaranteed, expects to be successful during fiscal year 2018.

Other Matters

The events and contingencies described below have impacted or may impact the Company’s liquidity and capital resources.

In connection with the private placement of Series D Preferred Stock in June 2013, we issued 665,000 shares of Series D 5% Convertible Preferred Stock. Presently, there are 605,000 shares of Series D Preferred Stock outstanding. The Series D Preferred Stock is convertible into 619,154 shares of AHC common stock at the conversion rate of $9.77139 per share. Each share of Series D Preferred Stock has a stated value of $10.00 per share. The Company has the right to repurchase these shares at the stated value per share, plus accrued and unpaid dividends and to require the holders to convert such securities into common stock starting in June 2016. Each holder of Series D Preferred Stock has the right to convert such shares into common stock at any time commencing on the six-month anniversary date of the issue date. The Series D Preferred Stock pays dividends at the rate of 5% per annum, payable in cash or shares of common stock, at the Company’s option, subject to limitations required by the NASDAQ stock market. At June 30, 2017, the Company has accrued dividends on the shares of Series D Preferred stock in the amount of approximately $620,000 which remain unpaid.

Further, there are 25,000 shares of Series E Preferred Stock outstanding which also accrue dividends at the annual rate of 5% of the issue price payable on a semi-annual basis. The shares of Series E Preferred Stock were issued in March 2017 in exchange for the surrender of the previously outstanding shares of Series B Preferred Stock. At June 30, 2017, the Company has accrued dividends in the amount of approximately $10,000 on the shares of Series E Preferred Stock which remain unpaid.

On March 1, 2017, the Company extended the expiration date of an aggregate of 309,547 outstanding common stock purchase warrants which were originally issued in March and September 2012 in separate private placements of the Company’s securities. Of the warrants extended, an aggregate of 124,370 warrants would otherwise have expired on March 15, 2017, and 185,177 warrants would have expired on September 29, 2017. In both cases, the expiration date of the warrants has been extended to September 29, 2018. All of these warrants have an exercise price of $12.06 per share. Other than the extension of the term of these warrants, the provisions of the warrants remain unchanged.

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

In connection with the exchange of the Original Notes for the New Notes, the parties agreed that the holder of all outstanding shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) would exchange all of its outstanding shares of Series B Preferred Stock for shares of a new series of convertible preferred stock to be designated as Series E Convertible Preferred Stock (the “Series E Preferred Stock”). Accordingly, on March 20, 2017, the Company also entered into a separate exchange agreement with the holder of the shares of Series B Preferred Stock, to exchange such shares for a total of 25,000 shares of Series E Preferred Stock. The shares of Series E Preferred Stock are initially convertible by the holder into an aggregate of 187,000 shares of common stock at the initial conversion rate of $4.00 per share. The conversion price of the new preferred stock will be subject to adjustment solely in the event of stock dividends, combinations, splits, recapitalizations, and similar corporate events and does not provide for general price-based anti-dilution adjustments. Each share of Series E Preferred Stock has a stated value of $30.00 per share. On March 20, 2017, we filed with the State of Delaware a Certificate of Designations, Rights and Preferences and Number of Shares of Series E Convertible Preferred Stock, referred to as the Series E Designation. The Series E Designation defines the rights and preferences of the Series E Preferred Stock and provides that each share of Series E Preferred Stock will have the following rights and preferences: (i) each holder of the Series E Preferred Stock will have the right, at any time, to convert the shares of Series E Preferred Stock into shares of common stock, (ii) the Series E Preferred Stock will be redeemable at option commencing one year after the closing date (provided that the Company’s common stock is listed on a national securities exchange at such time), and (iii) the Series E Preferred Stock will pay dividends at the rate of 5% per annum in cash. Pursuant to the exchange agreement for the preferred stock, the holder of the shares of Series B Preferred Stock agreed to waive all unpaid dividends that had accrued on the shares of Series B Preferred Stock.

On April 24, 2017, the Company entered into a settlement and mutual release with its former Chief Financial Officer, William A. Marshall to resolve an outstanding arbitration proceeding. Pursuant to the separation agreement and general release, the Company agreed to provide the following to the former CFO: (i) cash payments totaling $170,000 to be paid over time through May 15, 2018, (ii) a lump sum severance payment of $160,000 payable on June 15, 2018, (iii) the issuance of a total of 12,835 vested shares of common stock pursuant to the terms of the restricted stock units granted in January 2013 and January 2014, and (iv) 27,388 stock options previously granted became vested and exercisable for the duration of their original exercise periods, subject, however, to the terms of a lockup agreement. Pursuant to the settlement agreement, the Company issued a secured senior promissory note, subordinated to the interests of the existing senior lenders, which provides for events of default that are customary for similar transactions.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into AHC financial statements that are reasonably likely to materially affect liquidity or the availability of capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. These indemnification provisions are generally included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of these obligations and the unique facts of each particular agreement. We have not historically made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2017, we were not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date, and we believe inflation will continue to have an insignificant impact on us.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

As of June 30, 2017, we are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. Nevertheless, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of borrowings, which could increase its exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

Interest Rate Risk

At any time, fluctuations in interest rates could affect interest earnings on the Company’s cash and marketable securities. We believe that the effect, if any, of reasonably possible near term changes in interest rates on its financial position, results of operations, and cash flows would not be material. We do not currently hedge these interest rate exposures. The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in its investment portfolio.

At June 30, 2017, the Company’s unrestricted cash totaled approximately $1,122,000 and was in non-interest bearing checking accounts used to pay operating expenses.

Item 8.	Financial Statements and Supplementary Data.

The Financial Statements are annexed hereto at Part IV, Item 15 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As previously disclosed in our Current Report on Form 8-K filed on April 24, 2017 on April 20, 2017, we dismissed EisnerAmper LLP as the Company’s independent registered public accounting firm and on April 18, 2017 appointed Rosenberg Rich Baker Berman & Company as the Company’s independent registered public accounting firm for the fiscal year ended June 30, 2017. There were no disagreements or reportable events in connection with the change in accountants requiring disclosure under Item 304(b) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, which are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. As of the end of the 2017 fiscal year, the CEO also served as the Company’s principal financial officer. However, in September 2017, we appointed a new CFO as part of our remediation efforts to improve our internal control over financial reporting. Our management, under the supervision and with the participation of its CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on that evaluation, the CEO and CFO concluded that disclosure controls and procedures were not effective as of June 30, 2017. Our management identified material weaknesses in the control environment described below, and as a result of these material weaknesses, the CEO and CFO concluded that disclosure controls and procedures were not effective as of June 30, 2017. In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, the CEO and CFO believe that the financial statements included in this report fairly present in all material respects (and in accordance with U.S. generally accepted accounting principles) our financial condition, results of operations and cash flows for the periods presented.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, “internal control over financial reporting” means a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance, based on an appropriate cost-benefit analysis, to the company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company, (ii) provide reasonable assurance that the company’s transactions are recorded as necessary to permit preparation of the company’s financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of the company’s management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the company’s financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework. Based on its assessment, AEON’s management concluded that, as of June 30, 2017, our internal control over financial reporting was not effective based on those criteria. This framework highlights that the control environment sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. In connection with the above assessment, AEON management identified material weaknesses in the control environment as follows:

•	We do not have sufficient resources in the accounting function and an insufficient level of monitoring and oversight, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. Due to the size and nature of AHC, segregation of all conflicting duties may not always be possible and may not be economically feasible. Nevertheless, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of this failure to have segregation of duties on the assessment of disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

•	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non-financial personnel and financial personnel on the assessment of disclosure controls and procedures and has concluded that the control deficiency represented a material weakness.

•

Due to a lack of sufficient resources within the accounting function, as referenced above, we did not establish and maintain effective controls over the identification of reduced revenue collections due to modifications of payor claims adjudication process and lack of communication between financial personnel and non-financial personnel which resulted in the overstatement of revenues and accounts receivable for the period ended March 31, 2016. Further, due to these weaknesses in our system of internal controls, we also determined that our accounting of inventory was not correct in the interim financial statements for the periods ended September 30, 2016, December 31, 2016 and March 31, 2017. Accordingly, in Note 3 to the Consolidated Financial Statements filed with this Annual Report on Form 10-K, we have restated the previously filed financial statements for all such periods.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In light of the material weaknesses described above, we have designed and are implementing improvements in our internal control over financial reporting to address these material weaknesses. Management is committed to the continued planning and implementation of remediation efforts to address the material weaknesses as well as other identified areas of risk. These remediation efforts, summarized below, which are either implemented or in process, are intended to both address the identified material weaknesses and to enhance our overall financial control environment. In this regard, these initiatives include:

•	Control Environment - to remediate the control environment deficiencies, the leadership team, including the Chief Executive Officer, has embarked on an initiative to reaffirm and reemphasize the importance of internal controls, including general ethical climate and the control environment. In addition, we specifically:

o	Have hired additional personnel in the accounting department with sufficient U.S. GAAP and financial reporting experience to provide additional oversight of the accounting function and to participate in the preparation of AHC financial statements and SEC reports;

o	Hired a new Chief Financial Officer in September 2017 to replace the previous CFO, whose position was terminated in January 2017;

o	Improving the documentation around conclusions reached in implementing applicable generally accepted accounting principles to our financial statements; and

o	Continue to review, evaluate and upgrade the design of the procedures for the preparation of financial statements with emphasis on compliance with GAAP.

Monitoring and Control Activities - In order to further strengthen internal control over financial reporting at the process level, we have performed certain remediation actions, including conducting an internal evaluation of accounting methodologies, reporting architecture, review existing personnel and propose a specific course of action to ensure compliance in all facets of accounting and external reporting.

In addition to the above actions, we intend to take the following additional steps to address the material weaknesses described above:

•	Hire additional personnel in the accounting department with sufficient U.S. GAAP and financial reporting experience.

•	Establish formal policies and procedures in internal accounting and audit function.

•	Provide further training of individuals in our accounting and reporting functions to ensure the correct application of generally accepted accounting principles to our financial statements.

•	Complete the review of the design of the procedures for the preparation of financial statements and implement additional improvements to ensure compliance with GAAP.

Until the remediation actions are fully implemented and the operational effectiveness of related internal controls validated through testing, the material weaknesses described above will continue to exist. Nevertheless, when fully implemented and operational, we believe the measures described above will remediate the control deficiencies that we have identified and strengthen its internal control over financial reporting. We are committed to continuing to improve internal control processes and will continue to diligently and vigorously review financial reporting controls and procedures. Senior management will ensure that its resulting disclosures are subject to a rigorous review process prior to finalizing and releasing financial statements. As we continue to evaluate and work to improve internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there have been no changes in internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Restatement of Quarterly Financial Statements during the 2017 Fiscal Year

As described in Item 9B, “Other Items” and in Note 3 to the Consolidated Financial Statements filed with this Annual Report on Form 10-K, we restated the financial statements included in our Quarterly Reports on Form 10-Q for the periods ended September 30, 2016, December 31, 2016 and March 31, 2017.

Item 9B. Other Information.

On October 11, 2017, the Company’s management, after consulting with the Audit Committee of the Board of Directors and with Rosenberg Rich Baker Berman & Company (“RRBB”), its independent registered public accounting firm, concluded that the Company’s previously issued financial statements included in its quarterly interim period reports previously reported on Forms 10-Q for the periods ended September 30, 2016, December 31, 2106 and March 31, 2017 (the “Financial Statement Periods”) should no longer be relied upon due to an error in the application of accounting guidance regarding the treatment of certain assets held as inventory. At the time these financial statements were originally issued, the Company had reviewed its accounting for these items and concluded it was in accordance with GAAP.

During the course of the audit of the Company’s financial statements for its fiscal year ended June 30, 2017, the Company’s Audit Committee and management discussed the results of the review of the financial statements for the Financial Statement Periods with RRBB. After discussions between Management, the Audit Committee and RRBB, management reevaluated its accounting for these items and determined that its original accounting was incorrect. Management considered the impact to current and past financial statements under the SEC’s authoritative guidance on materiality and determined that the error was material, and a restatement of the financial statements for the periods ended September 30, 2016, December 31, 2106 and March 31, 2017 was required.

Management has determined that for the Financial Statement Periods, the Company did not accurately account for these items of inventory, resulting in the Company understating the carrying value of inventory in the Consolidated Balance Sheets for each of the quarterly periods, which also resulted in the Company understating net income and overstating cost of revenues in the Consolidated Statements of Income for each of the periods within the Financial Statement Periods. Corresponding impacts were also reflected in the Consolidated Statement of Cash Flow for each of the periods within the Financial Statement Periods. The restated interim financial statements for each of the Financial Statement Periods is contained in Note 3 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to our executive officers is provided under the caption entitled “Executive Officers of the Company” in Part I of this Annual Report on Form 10-K and is incorporated by reference herein. The information required by this item with respect to our directors, board committees, and corporate governance matters will be set forth in our definitive Proxy Statement under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” of the Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference to our Proxy Statement.

We have adopted a written code of business conduct and ethics, which applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our board of directors. We did not waive any provisions of the code of business ethics during the year ended June 30, 2017. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website.

Item 11.	Executive Compensation.

The information required by this Item will be set forth in our definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference to our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth in our definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference to our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth in our definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference to our Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item will be set forth in our definitive Proxy Statement under the caption “Independent Registered Public Accounting Firm”, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference to our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and pursuant to 17 C.F.R. ss. 230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits. A management contract or compensation plan or arrangement is indicated with (§§). Certain portions of exhibits marked with the symbol (++) have been granted confidential treatment by the Securities and Exchange Commission. Such portions were omitted and filed separately with the Securities and Exchange Commission.

Exhibit No.	Description

2.1	Amended and Restated Agreement and Plan of Merger dated as of January 26, 2016, by and among, Authentidate Holding Corp., RMS Merger Sub, LLC, and Peachstate Health Management LLC, d/b/a AEON Clinical Laboratories (filed as Exhibit 2.1 to Current Report on Form 8-K filed on February 1, 2016).

2.1.1	Amendment No. 1 dated as of May 31, 2016 to Amended and Restated Merger Agreement, dated as of January 26, 2016 (filed as Exhibit 2.1 to Current Report on Form 8-K filed on June 6, 2016).

2.1.2	Amendment No. 2 dated as of December 15, 2016 to Amended and Restated Merger Agreement (filed as Exhibit 2.1 to Current Report on Form 8-K filed on December 21, 2016).

3.1	Certificate of Incorporation (filed as Exhibit 3.3.1 to Registration Statement on Form S-18, File No. 33-46246-NY).

3.1.1	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3 to Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).

3.1.2	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit C to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).

3.1.3	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 23, 2011).

3.1.4	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 30, 2012).

3.1.5	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 7, 2015).

3.1.6	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 22, 2016).

3.1.7	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.2 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 22, 2016).

3.2	Certificate of Designations, Preferences and Rights and Number of Shares of Series D Convertible Preferred Stock (filed as Exhibit 3.1 to Current Report filed on June 12, 2013).

3.2.1	Certificate of Designations, Preferences and Rights and Number of Shares of Series E Convertible Preferred Stock (filed as Exhibit 3.1 to current report on Form 8-K filed on March 24, 2017).

3.3	Amended and Restated By-laws (filed as Exhibit 3.1 to Current Report on Form 8-K, dated December 13, 2016).

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to Registration Statement on Form S-18, File No. 33-46246-NY).

4.2	Form of Warrants issued March 14, 2012 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on March 14, 2012).

4.3	Form of Warrants issued September 28, 2012 (filed as Exhibit 4.2 to Current Report on Form 8-K filed on September 28, 2012).

4.4	Form of Extension Warrants issued September 28, 2012 (filed as Exhibit 4.3 to Current Report on Form 8-K filed on September 28, 2012).

4.5	Warrant issued as of December 1, 2012 (filed as Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2012).

4.6	Form of Warrant Agreement between Authentidate Holding Corp. and Continental Stock Transfer Company, including form of certificate of warrants issuable to investors pursuant to Underwriting Agreement (filed as Exhibit 4.1 to Current Report on Form 8-K filed on June 12, 2013).

4.7	Specimen of Series D Convertible Preferred Stock Certificate (filed as Exhibit 4.2 to Current Report on Form 8-K filed on June 12, 2013).

4.8	Form of Warrant issuable pursuant to Securities Purchase Agreement dated June 11, 2013 (filed as Exhibit 4.3 to Current Report on Form 8-K filed on June 12, 2013).

4.9	Form of Warrant issued to consultant dated as of September 19, 2013 (filed as Exhibit 4.2 to Quarterly Report on Form 10-Q filed on February 13, 2014).

4.10	Form of Warrant issued to consultant dated as of September 19, 2013 (filed as Exhibit 4.3 to Quarterly Report on Form 10-Q filed on February 13, 2014).

4.11	Form of Warrant issuable to Investors dated as of November 11, 2013 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on November 13, 2013).

4.12	Form of Warrant issued to consultant dated as of December 5, 2013 (filed as Exhibit 4.3 to Quarterly Report on Form 10-Q filed on February 13, 2014).

4.13	Form of Warrant issued pursuant to Securities Purchase Agreement dated as of August 28, 2014 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on September 2, 2014).

4.14	Warrant issued to VER 83, LLC dated February 17, 2015 (filed as Exhibit 4.4 to Current Report on Form 8-K filed on February 23, 2015).

4.15	Note Extension Agreement dated April 2, 2015 between Authentidate Holding Corp. and VER 83, LLC (filed as Exhibit 10.1 to Current Report on Form 8-K filed on April 9, 2015).

4.16	Form of Warrant Issued April 3, 2015 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on April 9, 2015).

4.17	Warrant Amendment Agreement dated April 24, 2015 between Authentidate Holding Corp. and Lazarus Investment Partners, LLLP (filed as Exhibit 10.1 to Current Report on Form 8-K filed on April 28, 2015).

4.18	Form of Warrant issued June 8, 2015 (filed as Exhibit 4.28 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015).

4.19	Warrant Amendment Agreement dated August 7, 2015 between Authentidate Holding Corp. and MKA 79, LLC (filed as Exhibit 10.2 to Current Report on Form 8-K filed on August 12, 2015).

4.20	Form of Warrant issued to Consultant as of July 1, 2015 (filed as Exhibit 4.32 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015).

4.21	Form of Warrant issued September 18, 2015 (filed as Exhibit 4.2 to Current Report on Form 8-K filed on September 24, 2015).

4.22	Form of Warrant issued October 28, 2015 (filed as Exhibit 4.7 to Quarterly Report on Form 10-Q filed on November 13, 2015).

4.23	Form of Warrant issuable to VER 83, LLC (filed as Exhibit 4.2 to Current Report on Form 8-K filed on December 17, 2015).

4.24	Form of Warrant issuable to Lazarus Investment Partners, LLLP (filed as Exhibit 4.4 to Current Report on Form 8-K filed on December 17, 2015).

4.25	Form of New Note Issued March 20, 2017 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on March 24, 2017).

4.26	Specimen of Series E Convertible Preferred Stock Certificate (filed as Exhibit 4.37 to Annual Report on Form 10-K filed on April 5, 2017).

10.1 §§	2000 Employee Stock Option Plan, as amended (filed as Exhibit B to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).

10.2 §§	Form of Stock Option Award Pursuant to 2000 Employee Stock Option Plan, as amended (filed as Exhibit 10.30.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.3 §§	Form of Stock Option Award Pursuant to 2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit 10.31.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.4 §§	2010 Employee Stock Option Plan (filed as Exhibit A to definitive Proxy Statement dated April 14, 2010).

10.5 §§	Form of Stock Option Award Pursuant to 2010 Employee Stock Option Plan (filed as Exhibit 10.22 to Annual Report on Form 10-K for the fiscal year ended June 30, 2010).

10.6 §§	2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit 10.2 to Current Report on Form 8-K dated May 25, 2010).

10.7 §§	2011 Omnibus Equity Incentive Plan (filed as Appendix A to the definitive proxy statement dated July 27, 2011).

10.8 §§	Form of Incentive Stock Option Grant Agreement under the 2011 Omnibus Equity Incentive Plan (filed as Exhibit 10.32 to the Annual Report on Form 10-K for the year ended June 30, 2011).

10.9 §§	Form of Non-Statutory Stock Option Grant Agreement under the 2011 Omnibus Equity Incentive Plan (filed as Exhibit 10.33 to the Annual Report on Form 10-K for the year ended June 30, 2011).

10.10 ++	Intellectual Property License and Supply Agreement dated November 21, 2011 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on November 28, 2011).

10.11	Form of Indemnification Agreement (filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2012).

10.12 §§	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.5 to Current Report on Form 8-K filed on January 17, 2013).

10.13	Form of Registration Rights Agreement dated as of June 11, 2013 (filed as Exhibit 10.3 to Current Report on Form 8-K filed on June 12, 2013).

10.14	Form of Registration Rights Agreement dated as of November 11, 2013 (filed as Exhibit 10.2 to Current Report on Form 8-K filed November 13, 2013).

10.15 §§	Form of Restricted Stock Unit Agreement granted January 28, 2014 (filed as Exhibit 10.3 to Current Report on Form 8-K filed January 30, 2014).

10.16 §§	2011 Omnibus Equity Incentive Plan, as amended (filed as Annex A to the definitive Proxy Statement dated March 21, 2014).

10.17	Registration Rights Agreement dated May 29, 2015 (filed as Exhibit 10.44 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015).

10.18	Amendment Agreement dated January 15, 2016 (filed as Exhibit 10.1 to Current Report on Form 8-K filed January 21, 2016).

10.19	Form of Lockup Agreement (filed as Exhibit 10.2 to Current Report on Form 8-K filed January 21, 2016).

10.20	Form of Registration Rights Agreement by and among Authentidate Holding Corp. and the AEON Members, dated as of January 26, 2016 (filed as Exhibit 10.1 to Current Report on Form 8-K filed February 1, 2016).

10.21	Lease Agreement dated as of March 1, 2014, as amended January 20, 2016, between Centennial Properties of Georgia, LLC and Peachstate Health Management, LLC d/b/a AEON Clinical Laboratories (filed as Exhibit 10.2 to Current Report on Form 8-K filed February 1, 2016).

10.22	Authentidate Holding Corp. 2011 Omnibus Equity Incentive Plan amended July 11, 2016 (filed as Exhibit 10.1 to Current Report on Form 8-K filed July 13, 2016).

10.23	Separation Agreement with William Henry (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 3, 2017).

10.24	Form of Note Exchange Agreement dated March 20, 2017 (filed as Exhibit 10.1 to Current Report on form 8-K filed on March 24, 2017).

10.25	Form of Exchange Agreement for Series E Preferred Stock dated March 20, 2017 (filed as Exhibit 10.2 to Current Report on Form 8-K filed March 24, 2017).

10.26	Form of Security Agreement dated March 20, 2017 (filed as Exhibit 10.3 to Current Report on form 8-K filed March 24, 2017).

10.27 §§*	Form of Restricted Stock Unit Agreement issued June 2, 2017.

10.28 §§	Employment Letter entered into on September 8, 2017 with David C. Goldberg (filed as Exhibit 10.1 to Current Report on form 8-K filed September 14, 2017).

10.29 §§	Employment Letter entered into on September 8, 2017 with Michael J. Poelking (filed as Exhibit 10.2 to Current Report on form 8-K filed September 14, 2017).

14	Code of Ethics (filed as Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended June 30, 2003).

21.1 *	Subsidiaries of Registrant.

23.1 *	Consent of Rosenberg Rich Baker Berman & Company

23.2 *	Consent of EisnerAmper, LLP

31.1 *	Certification of Chief Executive Officer

31.2 *	Certification of Chief Financial Officer

32.1 *	Section 1350 Certification of Chief Executive Officer

32.2 *	Section 1350 Certification of Chief Financial Officer

101.1 *	The following financial information from the Authentidate Holding Corp.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Operations Equity; (iv) the Consolidated Statements of Shareholder’s Equity; (v) the Consolidated Statement of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

	By:	/s/ Hanif Roshan
Dated: October 13, 2017		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

s/ Hanif Roshan	Chief Executive Officer, Chairman of the Board and Director	October 13, 2017
Hanif Roshan	(Principal Executive Officer)

/s/ Charles C. Lucas III	Director	October 13, 2017
Charles C. Lucas III

/s/ Marc A. Horowitz	Director	October 13, 2017
Marc A. Horowitz

/s/ Varinder S. Rathore	Director	October 13, 2017
Varinder S. Rathore

/s/ Mustafa Chagani	Director	October 13, 2017
Mustafa Chagani

/s/ Michael J. Poelking	Chief Financial Officer and Treasurer	October 13, 2017
Michael J. Poelking	(Principal Accounting Officer)

AUTHENTIDATE HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Authentidate Holding Corp.

We have audited the accompanying consolidated balance sheet of Authentidate Holding Corp. and Subsidiaries (the “Company”) as of June 30, 2017, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Authentidate Holding Corp. and Subsidiaries as of June 30, 2017, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rosenberg, Rich, Baker, Berman & Company

Somerset, NJ
October 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Authentidate Holding Corp.

We have audited the accompanying consolidated balance sheet of Authentidate Holding Corp. and Subsidiaries (the “Company”) as of June 30, 2016, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Authentidate Holding Corp. and Subsidiaries as of June 30, 2016, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EISNERAMPER LLP

Iselin, New Jersey
April 5, 2017

Authentidate Holding Corp. and Subsidiaries

Consolidated Balance Sheets

	June 30,
	2017	2016

Assets
Current assets
Cash and cash equivalents	$1,121,763	$1,414,706
Restricted cash	120,695	120,695
Accounts receivable, net	1,020,988	2,142,514
Inventory, net	347,750	337,907
Prepaid expenses and other current assets	58,711	170,944
Total current assets	2,669,907	4,186,766

Property and equipment, net	2,203,543	3,476,670
Other assets
Intangibles	-	2,188,682
Security deposits	10,211	10,211
Deferred tax asset	11,848,017	38,493,000
Goodwill	-	3,318,000
Total assets	$16,731,678	$51,673,329

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$2,177,722	$4,329,187
Accrued expenses	2,168,090	1,751,234
Accrued commissions	427,627	1,106,555
Accrued dividends	644,979	402,000
Deferred rent	141,833	-
Related party notes payable	2,545,199	2,977,811
Derivative liabilities	551,040	1,051,000
Total current liabilities	8,656,490	11,617,787
Deferred rent	45,000	114,379
Total liabilities	8,701,490	11,732,166
Commitments and contingencies
Shareholders’ equity
Convertible Preferred stock, $.10 par value; 5,000,000 shares authorized, Series B, 0 and 28,000 shares, Series D, 605,000 and 605,000 shares and Series E 25,000 and 0 shares issued and outstanding at June 30, 2017, and June 30, 2016 , respectively	63,000	63,300
Common stock, $.001 par value; 190,000,000 shares authorized, 7,249,370 and 5,772,258 shares issued and outstanding on June 30, 2017, and June 30, 2016, respectively	8,938	5,772
Additional paid-in capital	44,307,479	38,316,376
(Accumulated deficit) retained earnings	(36,349,229)	1,555,715
Total shareholders’ equity	8,030,188	39,941,163
Total liabilities and shareholders’ equity	$16,731,678	$51,673,329

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Consolidated Statements of Income

	Year Ended June 30,
	2017	2016

Net revenues
Fees for services	$18,912,074	$33,952,712
Hosted software services	1,259,951	601,368
Telehealth products and services	26,746	22,836
Total net revenues	20,198,771	34,576,916
Operating expenses
Cost of revenues	4,200,445	6,877,119
Selling, general and administrative	14,288,727	19,168,979
Share based compensation	286,984	1,584,502
Depreciation and amortization	1,667,237	1,149,695
Goodwill impairment	3,318,000	-
All other intangible asset impairment	1,816,676	-
Total operating expenses	25,578,069	28,780,295
Operating income (loss)	(5,379,298)	5,796,621
Other (expense) income
Interest	(456,646)	(221,889)
Change in fair value of derivative liabilities	828,382	15,000
Loss on extinguishment of debt	(258,037)	-
Other	(160,134)	-
Total other (expense) income	(46,435)	(206,889)
(Loss) income before provision for income taxes	(5,425,733)	5,589,732
Provision for income taxes	(26,647,781)	(324,704)
Net income (loss)	$(32,073,514)	$5,265,028

Less: preferred dividends	$(358,832)	$(160,205)

Net income (loss) available to common shareholders	$(32,432,346)	$5,104,823

Earnings (loss) per share
Basic earnings (loss) per common share	$(4.51)	$1.72
Diluted earnings (loss) per common share	$(4.51)	$1.32

Weighted average number of common shares outstanding
Basic	7,188,900	2,976,049
Diluted	7,188,900	4,017,210

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

	Number		Number		Additional		Total
	of	Preferred	of	Common	Paid-in	Retained	Shareholders’
	Shares	Stock	Shares	Stock	Capital	Earnings	Equity

Balance June 30, 2015	-	$-	958,030	$958	$-	$5,397,915	$5,398,873
Members' distribution						(8,947,023)	(8,947,023)
Contributed membership interest			(95,803)	(96)	96		-
Share-based compensation expense - member units			95,803	96	1,417,904		1,418,000
Reverse merger	633,000	63,300	4,814,228	4,814	36,731,874		36,799,988
Share-based compensation expense - options					166,502		166,502
Preferred dividends						(160,205)	(160,205)
Net income						5,265,028	5,265,028
Balance June 30, 2016	633,000	63,300	5,772,258	5,772	38,316,376	1,555,715	39,941,163
Share-based compensation expense					256,884		256,884
Common dividends for earn-out			1,395,901	1,396	5,471,202	(5,472,598)	-
Preferred dividend accrual						(358,832)	(358,832)
Issuance of common stock per severance agreements			81,211	56	184,331		184,387
Conversion of Preferred Series B to Series E	(3,000)	(300)			50,300		50,000
Issuance of Restricted Stock Units				1,714	28,386		30,100
Net loss						(32,073,514)	(32,073,514)
Balance June 30, 2017	630,000	$63,000	7,249,370	$8,938	$44,307,479	$(36,349,229)	$8,030,188

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp. and Subsidiaries

Consolidated Statement of Cash Flow

	Year Ended June 30,
	2017	2016
Cash Flow from operating activities
Net (loss) income	$(32,073,514)	$5,265,028
Adjustments to reconcile net income to net cash provided by operating activities	-
Change in fair value of derivative liabilities	(828,382)	(15,000)
Loss on debt extinguishment	258,037
Bad debt expense	-	768,972
Depreciation and amortization	1,667,237	1,149,695
Deferred taxes	26,644,983	311,000
Share based compensation	286,984	1,584,502
Impairment of goodwill	3,318,000	-
Impairment of intangibles	1,816,676	-
Changes in assets and liabilities
Accounts receivable	1,121,526	(2,737,486)
Inventory	(9,843)	56,757
Prepaid expenses and other current assets	112,232	295,741
Deposits	-	(10,211)
Accounts payable	(2,146,934)	1,088
Accrued expenses	976,443	753,234
Accrued commissions	(678,928)	416,300
Deferred rent	72,454	82,129
Net cash provided by operating activities	536,971	7,921,749
Cash flows from investing activities
Purchases of property and equipment	(22,103)	(1,730,664)
Collections from notes receivable	-	50,000
Cash acquired in reverse acquisition	-	30,104
Net cash provided by (used in) investing activities	(22,103)	(1,650,560)
Cash flows from financing activities
Proceeds from note payable - related party	250,000
Members' distribution	-	(8,947,023)
Repayments of notes payable	(1,057,811)	(1,100,000)
Net cash used in financing activities	(807,811)	(10,047,023)
Net decrease in cash	(292,943)	(3,775,834)
Cash beginning of period	1,414,706	5,190,540
Cash end of period	$1,121,763	$1,414,706

Supplemental disclosure of cash paid for:
Interest paid	$742	$97,507
Income taxes paid	$223,358	$8,000

Non-cash investing and financing activities
Non-cash preferred dividends	$(358,832)	$160,205
Earn-out common dividends paid in stock	$5,472,598
Conversion of accrued interest to notes payable	$375,199
Derivative liability resulting from issuance of convertible notes	$328,422
Other non-cash financing activities	$65,853

The accompanying notes are an integral part of the consolidated financial statements.

Authentidate Holding Corp.

Notes to the Consolidated Financial Statements

1.	Description of Business, Reverse Merger and Liquidity

Business

Authentidate Holding Corp. (“AHC”) and its subsidiaries primarily provide an array of clinical testing services to health care professionals through its wholly-owned subsidiary, Peachstate Health Management, LLC d/b/a AEON Clinical Laboratories (“AEON”). AHC also continues to provide its legacy secure web-based revenue cycle management applications and telehealth products and services that enable healthcare organizations to increase revenues, improve productivity, reduce costs, coordinate care for patients and enhance related administrative and clinical workflows and compliance with regulatory requirements. Web-based services are delivered as Software as a Service (SaaS) to customers interfacing seamlessly with billing, information and records management systems.

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

Under accounting principles generally accepted in the United States of America (“U.S. GAAP”), the merger is treated as a “reverse merger” under the purchase method of accounting (see Note 4). The consolidated financial statements reflect the historical results of AEON prior to the completion of the reverse merger since it was determined to be the accounting acquirer, and do not include historical results of AHC prior to the completion of the merger.

Going Concern

The Company’s capital requirements have been and will continue to be significant and it is expending significant amounts of capital to develop, promote and market its services. The Company’s available cash and cash equivalents as of June 30, 2017 totaled approximately $1,122,000 and the Company’s working capital deficit was $5,986,583. Nevertheless, our available cash and cash equivalents as of the filing date of this Annual Report on Form 10-K is approximately $431,000 and our estimated monthly operational requirements is approximately $1,300,000.

As of the filing date of this Annual Report on Form 10-K, and after giving effect to the recent note exchange transaction described in Note 9 to these financial statements, there is outstanding an aggregate principal amount of $2,545,199 of senior secured convertible notes with a maturity date of March 20, 2018, plus the remaining principal amount of $270,000 of a subordinated secure note, as of June 30, 2017, issued to the Company’s former CFO, which matures June 15, 2018. Although no guarantee can be given, management anticipates that it will be able to extend or otherwise modify the Company’s obligations under the notes for an additional period or periods. The Company expects its existing resources, revenues generated from operations, and proceeds received from other transactions being considered (of which there can be no assurance) will be sufficient to satisfy the Company’s working capital requirements for at least the next twelve months, although no assurances can be given, that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy other obligations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. Accordingly, we need to raise additional capital and are exploring potential transactions to improve our capital position. Unless we are able to increase revenues substantially or generate additional capital from other transactions, our current cash resources will only satisfy our working capital needs for a limited period of time. If necessary, the Company believes that it can reduce operating expenses and/or raise additional debt financing to satisfy its working capital requirements. No assurances can be given that the Company will be able to support its costs or pay debt obligations through revenues derived from operations or generate sufficient cash flow to satisfy its obligations.

Authentidate Holding Corp.

Notes to the Consolidated Financial Statements

We are exploring potential transactions to improve our capital position to ensure we are able to meet our financing and working capital requirements. We would expect to raise additional funds through obtaining a credit facility from an institutional lender or undertaking private debt financings. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing or preferred stock, if available, may involve covenants that restrict our business activities and options and such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. We may also enter into financing transactions which involve the granting of liens on our assets or which grant preferences of payment from our revenue streams, all of which could adversely impact our ability to rely on our revenue from operations to support our ongoing operating costs. Alternatively, we may seek to obtain new financing from existing security holders, which may include reducing the exercise or conversion prices of outstanding securities, or the issuance of additional equity securities. Currently, the Company does not have any definitive agreements with any third parties for such transactions and there can be no assurance that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the Company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially or potentially suspend operations, any of which would have a material adverse effect on our business, financial condition and results of operations. Our future capital requirements will depend on, and could increase substantially as a result of many factors including (i) our need to utilize cash to support research and development activities and to make incremental investments in our organization; (ii) our ability to achieve targeted revenue, gross profit margins and cost management objectives; (iii) the success of our sales and marketing efforts; (iv) our need to repay indebtedness; (v) the extent and terms of any development, marketing or other arrangements; and (vi) changes in economic, regulatory or reimbursement rates or claim adjudication processes.

2.	Summary of Significant Accounting Policies and Recently Issued Accounting Standards

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

The most sensitive accounting estimates affecting the financial statements are revenue recognition, the allowance for doubtful accounts, depreciation of long lived assets, fair value of intangible assets and goodwill, amortization of intangible assets, income taxes and associated deferrals and valuation allowances, commitments and contingencies and measurement of derivative liabilities.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with maturities of three months or less.

Accounts Receivable, Net

Accounts receivable represent customer obligations due under normal trade terms, net of allowance for doubtful accounts. The allowance for doubtful accounts reflects the best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. The allowance for doubtful accounts was approximately $923,000 and $769,000 as of June 30, 2017 and 2016, respectively.

Inventory

Inventory amounts are stated at the lower of cost or market using the first in, first out basis. Management reviews inventory at least annually for excess and obsolete inventory. Inventory write-downs are included in “Cost of revenues” in the Consolidated Statements of Income.

Fair Value Measurements

The Company follows ASC 820-10 “Fair Value Measurements and Disclosures”, of the FASB to measure the fair value of its financial statements and disclosures about fair value of its financial instruments. ASC 820-10 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of fair value hierarchy defined by ASC 820-10 are described below:

Authentidate Holding Corp.

Notes to the Consolidated Financial Statements

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

The Company’s Level 1 assets consist of a certificate of deposit. Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates. The Company’s warrant liabilities and certain conversion features underlying the convertible debt are categorized as Level 3.

Intangible Assets

Intangible assets consist primarily of trademarks and acquired technologies. Intangible assets are tested for impairment periodically.

Goodwill

Goodwill represents the excess of the fair value of the acquiree over the recognized bases of the assets acquired. Goodwill is reviewed for impairment each year-end.

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

Authentidate Holding Corp.

Notes to the Consolidated Financial Statements

Revenue for hosted software services, telehealth products, and customer support services are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectability is reasonably assured. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met: (i) the delivered item has value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered items in the arrangement, (3) if the arrangement includes a general right of return relative to the delivered items, (iv) and delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. If these criteria are not met, then revenue is deferred until such criteria are met or until the period over which the last undelivered element is delivered, which is typically the life of the contract agreement. If these criteria are met, we allocate total revenue among the elements based on the sales price of each element when sold separately which is referred to as vendor specific objective evidence or VSOE.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. The Company had approximately $871,000 and $1,165,000 in excess of FDIC-insured limits as of June 30, 2017 and 2016, respectively. The Company has not experienced any losses in such accounts.

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

At June 30, 2017, the Company concluded that a significant portion of the deferred tax assets would not be realized. Approximately $26,764,000 was added to the valuation allowance which made the deferred tax asset $11,848,017 at June 30, 2017 from $38,493,000 at June 30, 2016. This increase in the valuation allowance was primarily due to updated forecasts of consolidated statements of income from 2018 to 2035.

Under income tax regulations in the United States AHC is the acquirer of AEON. As such the Company must file a consolidated return for both AHC and AEON for the year ending June 30, 2016. The return will include the operating results of AHC from July 1, 2015 through June 30, 2016, and AEON’s results from January 27, 2016 through June 30, 2016.

Authentidate Holding Corp.

Notes to the Consolidated Financial Statements

Management considers the likelihood of changes by taxing authorities in its filed income tax returns and recognizes a liability for or discloses potential changes that management believes are more likely than not to occur upon examination by tax authorities. Management has not identified any uncertain tax positions in previously filed 2015 income tax returns that require recognition or disclosure in the accompanying consolidated financial statements.

The Company’s policy is to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers" (Topic 606) (“ASU 2014- 09”), which affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU must be applied for annual periods beginning after December 15, 2017, with early application permitted for annual reporting periods beginning after December 15, 2016. While the Company does not believe that this ASU will have a material impact on the consolidated financial results of the Company, we understand it will require increased qualitative and quantitative disclosure about the nature, amount, timing and uncertainty arising from contracts with customers. The Company is still evaluating the impact of this ASU and expects to adopt this ASU effective July 1, 2018.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments in this update state that in connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). The amendments in this update are effective for the annual reporting period beginning after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted. The Company has adopted ASU 2014-15 and has made the necessary disclosures in the “Going Concern” sections of this Form 10-K.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. ASU 2015-11 requires inventory measured using any method other than last-in, first-out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Under this ASU, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. Early application is permitted. The Company is evaluating the impact of this ASU.

In November 2015, the FASB issued a new accounting standard that requires that the deferred tax liabilities and assets be classified as noncurrent on the consolidated balance sheet. The standard will be effective for the Company beginning July 1, 2017, with early adoption permitted. The adoption of this standard is reflected in this Form 10-K.

In January 2016, the FASB issued an ASU on the recognition and measurement of financial assets and financial liabilities. This ASU requires that all equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. However, companies may elect to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. In addition, the ASU eliminates the requirement to disclose the method and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. The ASU is effective for the Company in the first quarter of 2018. The Company is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issues ASU No. 2016-02, “Leases,” which establish a right-of-use (ROU) model that requires a lessee to record an ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classifications affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the effect of adoption of this ASU.

Authentidate Holding Corp.

Notes to the Consolidated Financial Statements

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

In June 2016, the FASB issued an ASU that changes the impairment model for most financial instruments, including trade receivables from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU is effective for the Company in the first quarter of 2020 and must be adopted using a modified retrospective transition approach. The Company is currently assessing the impact of the adoption of this ASU on the Company’s results of operations, financial position and cash flows. The Company is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASSU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how certain cash receipts and payments are to be presented in the statement of cash flows. The guidance is effective for the Company on July 1, 2018 and early adoption is permitted. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In November 2016, the FASB issued an ASU that clarifies the presentation and classification of restricted cash in the statement of cash flows. The ASU requires that amounts generally described as restricted cash and restricted cash equivalents be presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for the Company in the first quarter of 2018 with early adoption permitted and must be applied retrospectively to all periods presented. The Company is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Under ASU 2017- 04 goodwill impairment will be tested by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2019, with early adoption permitted.

Authentidate Holding Corp.

Notes to the Consolidated Financial Statements

3.	Restatement and Correction of Error

As shown in the financial statements within this Form 10-K for the period ending June 30, 2017, the Company concluded that its results for the quarters ending September 30, 2016, December 31, 2016 and March 31, 2017 in the Consolidated Balance Sheets, Consolidated Statements of Income, and Statement of Cash Flow included errors resulting in the understatement of inventory and the understatement of certain accruals.  The financial statements for these quarters have been restated.  Management considered the impact to current and past financial statements under the SEC’s authoritative guidance on materiality and determined that the error was material, and a restatement of the prior quarters financial statements was the most appropriate recognition of the adjustment so as not to mislead readers of the financial statements.  The following sections detail the impact of the error on the previously issued audited consolidated financial statement for the prior quarters.

Authentidate Holding Corp.

Notes to the Consolidated Financial Statements

The following adjustments were made to the September 30, 2016, December 31, 2016 and March 31, 2017 Restated Balance Sheet (unaudited):

	As			As			As
	Originally Reported		As Restated	Originally Reported		As Restated	Originally Reported		As Restated
	Sept 30,		Sept 30,	Dec 31,		Dec 31,	Mar 31,		Mar 31,
	2016	Adj	2016	2016	Adj	2016	2017	Adj	2017
Assets
Current assets
Cash and cash equivalents	$600,668	$-	$600,668	$356,077	$-	$356,077	$1,155,273	$-	$1,155,273
Restricted cash	120,695	-	120,695	120,695	-	120,695	120,695	-	120,695
Accounts receivable, net	2,567,418	-	2,567,418	1,074,660	-	1,074,660	1,731,859	-	1,731,859
Inventory	84,401	160,500	244,901	66,820	337,050	403,870	46,861	347,750	394,611
Prepaid expenses and other current assets	205,324	-	205,324	121,248	-	121,248	124,933	-	124,933
Total current assets	3,578,506	160,500	3,739,006	1,739,500	337,050	2,076,550	3,179,621	347,750	3,527,371

Property and equipment, net	3,182,735	-	$3,182,735	2,881,518	-	$2,881,518	2,581,287	-	$2,581,287
Other assets
Intangibles, net	2,095,492	-	2,095,492	2,002,790	-	2,002,790	1,909,733	-	1,909,733
Deferred tax asset	38,538,404	-	38,538,404	38,493,000	-	38,493,000	38,493,000	-	38,493,000
Goodwill	3,318,000	-	3,318,000	3,318,000	-	3,318,000	3,318,000	-	3,318,000
Deposits	10,211	-	10,211	10,211	-	10,211	10,211	-	10,211
Total assets	$50,723,348	$160,500	$50,883,848	$48,445,019	$337,050	$48,782,069	$49,491,852	$347,750	$49,839,602

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$4,138,377	$-	$4,138,377	$3,198,604	$-	$3,198,604	$2,874,281	$-	$2,874,281
Accrued expenses	1,209,326	-	1,209,326	1,285,818	-	1,285,818	956,807	360,000	1,316,807
Accrued commissions	922,896	-	922,896	1,034,009	-	1,034,009	1,288,609	-	1,288,609
Accrued dividends	5,975,222	-	5,975,222	603,248	-	603,248	557,726	-	557,726
Notes payable	2,452,811	-	2,452,811	1,920,000	-	1,920,000	2,545,197	-	2,545,197
Warrant liability	1,537,219	-	1,537,219	915,399	-	915,399	987,015	-	987,015
Total current liabilities	16,235,851	-	16,235,851	8,957,078	-	8,957,078	9,209,635	360,000	9,569,635

Deferred rent	94,697	-	94,697	109,505	-	109,505	123,008	-	123,008
Total liabilities	16,330,548	-	16,330,548	9,066,583	-	9,066,583	9,332,643	360,000	9,692,643
Shareholders' equity
Preferred stock	63,300		63,300	63,300		63,300	63,000		63,000
Common stock	5,772		5,772	7,168		7,168	7,168		7,168
Additional paid-in capital	38,405,902	-	38,405,902	43,936,054	-	43,936,054	44,024,631	-	44,024,631
Retained earnings	(4,082,174)	160,500	(3,921,674)	(4,628,086)	337,050	(4,291,036)	(3,935,590)	(12,250)	(3,947,840)
Total shareholders' equity	34,392,800	160,500	34,553,300	39,378,436	337,050	39,715,486	40,159,209	(12,250)	40,146,959
Total liabilities and shareholders' equity	$50,723,348	$160,500	$50,883,848	$48,445,019	$337,050	$48,782,069	$49,491,852	$347,750	$49,839,602

Authentidate Holding Corp.

Notes to the Consolidated Financial Statements

The following adjustments were made to the September 30, 2016, December 31, 2016 and March 31, 2017 Restated Statement of Income (unaudited):

	As Originally		As	As Originally		As	As Originally		As
	Reported		Restated	Reported		Restated	Reported		Restated
	Three Months		Three Months	Three Months		Three Months	Three Months		Three Months
	Ended		Ended	Ended		Ended	Ended		Ended
	Sept 30,		Sept 30,	Dec 31,		Dec 31,	Mar 31,		Mar 31,
	2016	Adj	2016	2016	Adj	2016	2017	Adj	2017
Net revenues
Fees for services	$5,691,296	$-	$5,691,296	$4,565,435	$-	$4,565,435	$5,212,634	$-	$5,212,634
Hosted software services	346,934	-	346,934	311,671	-	311,671	314,812	-	314,812
Telehealth services	11,845	-	11,845	9,707	-	9,707	4,364	-	4,364
Total net revenues	6,050,075	-	6,050,075	4,886,813	-	4,886,813	5,531,810	-	5,531,810

Operating expenses
Cost of revenues	1,166,996	(160,500)	1,006,496	1,128,218	(176,550)	951,668	908,290	(10,700)	897,590
Write-down of inventory	237,674	-	237,674	-	-	-	-	-	-
Selling, general and administrative	3,582,001		3,582,001	4,293,640		4,293,640	3,388,403	360,000	3,748,403
Depreciation and amortization	408,663	-	408,663	394,484	-	394,484	393,510	-	393,510
Total operating expenses	5,395,334	(160,500)	5,234,834	5,816,342	(176,550)	5,639,792	4,690,203	349,300	5,039,503
Operating income	654,741	160,500	815,241	(929,529)	176,550	(752,979)	841,607	(349,300)	492,307
Other expense, net	764,812	-	764,812	529,645	-	529,645	(74,248)	-	(74,248)
Income before provision for income taxes	(110,071)	160,500	50,429	(399,884)	176,550	(223,334)	767,359	(349,300)	418,059
Income tax provision	45,404	-	45,404	45,404	-	45,404	-	-	-
Net income	$(64,667)	$160,500	$95,833	$(445,288)	$176,550	$(268,738)	$767,359	$(349,300)	$418,059

Earnings per share
Basic earnings per common share	$(0.03)	$0.03	$-	$(0.09)	$0.03	$(0.06)	$0.10	$-	$0.10
Diluted earnings per common share	$(0.03)	$0.03	$-	$(0.09)	$0.03	$(0.06)	$0.04	$-	$0.04

Authentidate Holding Corp.

Notes to the Consolidated Financial Statements

The following adjustments were made to the September 30, 2016, December 31, 2016 and March 31, 2017 Restated Statement of Cash Flow (unaudited):

	As			As			As
	Originally		As	Originally		As	Originally		As
	Reported		Restated	Reported		Restated	Reported		Restated
	Three Months		Three Months	Six Months		Six Months	Nine Months		Nine Months
	Ended		Ended	Ended		Ended	Ended		Ended
	Sept 30,		Sept 30,	Dec 31,		Dec 31,	Mar 31,		Mar 31,
	2016	Adj	2016	2016	Adj	2016	2017	Adj	2017
Cash Flows from Operating Activities
Net Income	$(64,667)	$160,500	$95,833	$(509,995)	$337,050	$(532,945)	$257,404	$(12,250)	$245,154
Adjustments to reconcile net income to cash provided by operating activities
Write off of inventory	237,674	-	237,674	237,674	-	237,674	237,674	-	237,674
Loss on debt extinguishment	-	-	-	-	-	-	258,037	-	258,037
Change in fair value of derivative liabilities	486,219	-	486,219	(135,601)	-	(135,601)	(392,407)	-	(392,407)
Deferred taxes	(45,404)	-	(45,404)	-	-	-	-	-	-
Depreciation and amortization	402,574	-	402,574	803,147	-	803,147	1,196,435	-	1,196,435
Share based compensation	89,526	-	89,526	148,476	-	148,476	186,753	-	186,753
Deferred rent	(19,682)	-	(19,682)	(4,874)	-	(4,874)	-	-	-
Changes in assets and liabilities
Accounts receivable	(424,904)	-	(424,904)	1,067,894	-	1,067,894	410,655	-	410,655
Inventory	15,832	(160,500)	(144,668)	33,413	(337,050)	(303,637)	53,372	(347,750)	(294,378)
Prepaid expenses and other current assets	(34,380)	-	(34,380)	49,696	-	49,696	46,011	-	46,011
Accounts payable	(190,810)	-	(190,810)	(1,130,583)	-	(1,130,583)	(1,454,907)	-	(1,454,907)
Accrued expenses	(541,908)	-	(541,908)	(465,416)	-	(465,416)	(419,229)	360,000	(59,229)
Accrued commissions	(183,659)	-	(183,659)	(72,546)	-	(72,546)	182,054	-	182,054
Deferred rent	-	-	-	-	-	-	8,629	-	8,629
Net cash provided by (used by) operating activities	(273,589)	-	(273,589)	21,285	-	21,285	570,481	-	570,481
Cash flows from investing activities
Purchases of property and equipment	(15,449)	-	(15,449)	(22,103)	-	(22,103)	(22,103)	-	(22,103)
Net cash used in investing activities	(15,449)	-	(15,449)	(22,103)	-	(22,103)	(22,103)	-	(22,103)
Cash flows from financing activities
Proceeds from note payable - related party	-	-	-	-	-	-	250,000	-	250,000
Repayment of notes payable	(525,000)	-	(525,000)	(1,057,811)	-	(1,057,811)	(1,057,811)	-	(1,057,811)
Net cash used in financing activities	(525,000)	-	(525,000)	(1,057,811)	-	(1,057,811)	(807,811)	-	(807,811)
Net decrease in cash and cash equivalents	(814,038)	-	(814,038)	(1,058,629)	-	(1,058,629)	(259,433)	-	(259,433)
Cash and cash equivalents beginning of year	1,414,706	-	1,414,706	1,414,706	-	1,414,706	1,414,706	-	1,414,706
Cash and cash equivalents end of year	$600,668	$-	$600,668	$356,077	$-	$356,077	$1,155,273	$-	$1,155,273

4.	Reverse Merger

On January 27, 2016 AHC completed the reverse merger with AEON, an expanding clinical laboratory based in Gainesville, GA. The transaction was structured as a tax-free exchange, with the former AEON members receiving shares of common stock of AHC at the closing, and potential further issuances of common stock tied primarily to the earnings of AEON during the five calendar years ending December 2019. The AEON members received an aggregate of 19.9% (958,030 shares) of the common stock of AHC effective at the closing and will receive an additional 5% (240,711 shares) of the outstanding common stock of the Company, as defined, upon approval of the merger transaction by the shareholders of the Company. On July 11, 2016, the shareholders of the Company approved the issuance of shares of common stock in connection with earn-out payments that may be payable pursuant to the Merger Agreement, and these shares were issued in December 2016. The AEON members can also earn additional shares of common stock to increase their aggregate holdings to up to 90% of the outstanding stock of AHC, as defined, based upon meeting the benchmark targets in the Merger Agreement, including delivering $16,000,000 in EBITDA for the calendar year ended 2015, which was achieved (1,155,415 shares approved and issued in December 2016), and $100,000,000 in aggregate EBITDA for the calendar years 2016 through 2019. For accounting purposes, the additional shares of common stock which may be issued to the former AEON members will be treated as dividends. In connection with the completion of the merger, Hanif A. (“Sonny”) Roshan, founder of AEON, became Chairman of the Company and subsequently became CEO of the Company on August 7, 2016, and Richard Hersperger, the CEO of AEON, became CEO of the Company at closing through August 7, 2016. The former AEON members will have the right to elect one director for each 10% of the outstanding shares of the Company’s common stock they hold as a group, and initially Messrs. Roshan and Hersperger were appointed to the board of directors. Mr. Roshan continues to serve as Chairman of the Board and Mr. Hersperger resigned from the board in September 2017 Accordingly, the transaction was accounted for as a reverse acquisition under the provisions of ASC 805-40 Business Combinations – Reverse Acquisitions, with AEON becoming the acquirer for accounting purposes and AHC becoming the accounting acquiree. It was determined that AEON was the accounting acquirer as a result of the control over the board of directors of the combined Company by the former AEON members, the senior management positions in the combined Company held by former AEON management, and AEON’s size in comparison to AHC.

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

(C)       Represents outstanding and vested AHC stock options and warrants acquired in connection with the reverse merger. The fair value of these stock options and warrants was determined using the Black Scholes model, with the following assumptions:

	Options	Warrants
Shares outstanding and vested	613,245	4,150,535
Weighted average exercise price	$1.75-$4.46	2.07
Volatility	62.33%-85.10%	50%
Risk-free interest rate	1.63%-2.21%	1.70%-1.78%
Expected dividend rate	0%	0%
Expected life (years)	4.00-6.96	3.94-4.47
Share price	$4.35-$12.92	$1.60

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

Authentidate Holding Corp.

Notes to the Consolidated Financial Statements

The following unaudited pro forma results for the year ended June 30, 2016 summarizes the consolidated results of the operations of the Company, assuming the reverse merger had occurred on July 1, 2015 and after giving effect to the reverse acquisition adjustments, including amortization of tangible and intangible assets acquired in the transaction:

Year Ended June 30, 2016
(unaudited)
Net revenues	$35,361,000
Net loss	$(4,366,000)

The Company deemed the entire amount of goodwill, trademarks and acquired technology arising from the Reverse Merger to be impaired as of June 30, 2017. See Note 7 for the discussion of the impairment.

5.	Inventory

Inventory consists of the following:

	June 30,
	2017	2016

Laboratory testing supplies	$347,750	$100,233
Purchased components	-	$31,068
Finished goods	-	206,606
Total inventory	$347,750	$337,907

6.	Property, Plant and Equipment

			Estimated
	June 30,		Useful Life In
	2017	2016	Years

Machinery and equipment	$5,397,737	$5,591,564	3-6
Software	392,913	392,913	5-7
Furniture and fixtures	105,043	105,043	5-7
Leasehold improvements	69,268	64,193	(1)
	5,964,961	6,153,713
Less: Accumulated depreciation and amortization	(3,761,418)	(2,677,043)

Property and equipment, net	$2,203,543	$3,476,670

(1) Lesser of lease terms or estimated useful life

Depreciation on property and equipment was approximately $1,295,000 and $994,000 for the years ended June 30, 2017 and 2016, respectively.

Authentidate Holding Corp.

Notes to the Consolidated Financial Statements

7.	Intangible Assets

The following table sets forth intangible assets as follows:

	June 30, 2017				June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Useful Life In Years

Trademarks	$550,000	$111,310	$438,690	$-	$550,000	$32,738	$517,262	7
Acquired tech	1,794,000	416,014	1,377,986	-	1,794,000	122,580	1,671,420	7
Total	$2,344,000	$527,324	$1,816,676	$-	$2,344,000	$155,318	$2,188,682
Goodwill	$3,318,000		$3,318,000	$-	$3,318,000	$-	$3,318,000

In the year ending June 30, 2017, the Company concluded these Authentidate intangible assets were impaired. The Company recorded $5,134,676 in impairment charges to eliminate the carrying value of goodwill, trademarks and acquired goodwill impairment charges are included in “Goodwill impairment” and trademarks and acquired technologies impairment is included in “Other intangible asset impairment” on the Consolidated Statements of Income for the year ending June 30, 2017. Detail of impairment of intangibles is as follows:

The techniques used in the Company’s impairment test have incorporated a number of assumptions that the Company believes to be reasonable and reflect known market conditions at the measurement date. Assumptions in estimating future cash flows are subject to a degree of judgement. The goodwill, acquired technologies and trademarks all relate to the Authentidate software unit where the discounted cash flow methodology is applied using a discount rate of 14.1% and a risk free rate of 2.6%. Additionally, the goodwill takes into consideration a cost of equity of 14.4% and a cost of debt of 4.4%.

8.	Income Taxes

The Company’s provision for income taxes consists of the following:

	Year Ended June 30,
	2017	2016
Current:
Federal	$-	$-
State	4,000	13,704
Total current	4,000	13,704

Deferred:
Federal	26,613,369	273,000
State	30,412	38,000
Total deferred	26,643,781	311,000

Income tax provision	$26,647,781	$324,704

Authentidate Holding Corp.

Notes to the Consolidated Financial Statements

The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate for the years ended June 30, 2017 and 2016 are as follows:

	Year Ended June 30,
	2017	2016
Income taxes at the federal statutory rate	$(1,894,749)	$1,901,000	34.00%
State income taxes, net of federal income tax effect	(143,944)	51,704	0.92%
Permanent tax differences	1,135,075	(2,914,000)	52.13%
481(a) adjustments	-	1,287,000	23.03%
Change in valuation allowance	27,500,720	-	0.00%
Other	679	(1,000)	-0.01%
	$26,647,781	$324,704	5.81%

The Company’s deferred tax assets and liabilities as of June 30, 2017 and 2016 are as follows:

	Year Ended June 30,
	2017	2016
Deferred tax assets:
Accrued compensation	$615,000	$395,000
Accounts receivable allowance	367,000	292,000
Intangible assets	287,000	352,000
Other liabilities	237,000	43,000
Net operating loss and other carryforwards	60,996,000	60,357,000
Total gross deferred assets	62,502,000	61,439,000
Less: Valuation Allowance	(49,247,000)	(21,745,000)
Deferred tax asset after valuation allowance	13,255,000	39,694,000
Deferred tax liabilities:
Depreciation	(705,000)	(644,000)
Warrant derivative	(331,000)	-
Change in accounting method	(371,000)	(557,000)
Total deferred tax liability	(1,407,000)	(1,201,000)

Net Deferred Tax Asset	$11,848,000	$38,493,000

In connection with the reverse merger, AEON elected to change from a cash basis tax payer to an accrual basis tax payer. This resulted in a change of accounting methodology which resulted in a built in gain that resulted in a deferred tax liability of approximately $1,498,000 as of the date of merger. The built in gain will be recognized for tax purposes over a four year period. Additionally, AEON elected to change their tax reporting year-end from a December 31 year-end to a June 30 year-end. This change was done to mirror AHC’s tax and reporting year.

Permanent tax differences for the year ended June 30, 2017 in the above reconciliation table primarily consist of goodwill impairment charges. Permanent tax differences for the year ended June 30, 2016 primarily consist of pre-acquisition income which is allocated to the former shareholders of AEON.

As of June 30, 2017, the Company has net operating loss carryforwards of approximately $239,700,000. As of June 30, 2017, Federal net operating loss carryforwards are approximately $166,600,000, which expire between 2019 and 2037. Approximately $5,300,000 of the federal net operating loss carryforwards are Separate Return Limitation Year (SRLY) and can only be used by the entity that generated these losses in separate return years. State net operating loss carryforwards are approximately $73,100,000, which expire between 2018 and 2037.

Authentidate Holding Corp.

Notes to the Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Based on the results of current year operations and future income statement projections, the Company’s valuation allowance increased during the year ended June 30, 2017 by approximately $27,500,000 to properly reflect the amount of deferred tax asset that is more likely than not to be realized.

The Company adopted the guidance in ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, during the fourth quarter of fiscal year June 30, 2016, and all deferred tax assets and liabilities are classified as long-term.

Note 9.	Related Party Notes Payable

	June 30, 2017			June 30, 2016
	Note	Interest rate		Note	Interest rate
	Payable	per annum		Payable	per annum
Secured			Secured
	$1,056,875	5% interest paid annually		$950,000	9% interest paid upon maturity of early redemption
	641,294	5% interest paid annually		320,000	10% interest paid annually
	255,417	5% interest paid annually		1,270,000
	591,613	5% interest paid annually	Unsecured
				532,811	20% interest paid annually
				200,000	20% interest paid annually
Total	$2,545,199			525,000	20% interest paid annually
				450,000	20% interest paid annually
				1,707,811
			Total	$2,977,811

Secured

At June 30, 2016, the Company had outstanding a convertible note payable in the aggregate principal amount of $950,000. The note was convertible into shares of common stock at an initial conversion price of $2.25 per share, subject to adjustment. This note had a maturity date of December 17, 2016. Based on the initial conversion price, the note was convertible into up to 422,222 shares of common stock. If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price then in effect, such conversion price would be decreased to equal 85% of such lower price. This note accrued interest at 9% per annum with interest payable upon maturity or on any earlier redemption date. As described in greater detail below under the caption “Exchange Transaction”, on March 20, 2017, this note was exchanged for a new promissory note in the aggregate principal amount of $1,056,875. The new note matures twelve months following such extension date and interest accrues on the principal amount of the new note at the rate of 5% per annum. The new note is secured by a lien on all of the Company’s assets and is convertible at the initial conversion price of $2.03 per share.

At June 30, 2016, the Company had outstanding a promissory note in the aggregate principal amount of $320,000. The note was due and payable on April 15, 2016 and interest accrued on the note at the rate of 10% per annum. The note was secured by a first priority lien on certain of AHC assets, as described in a security agreement entered into between the Company and the purchaser. The note was convertible into shares of common stock of the Company at an initial conversion price of $4.86 per share. The note was issued to an affiliate of J. David Luce, a former member of the board of directors. On September 1, 2016, the Company entered into an amendment agreement which extended the maturity date to December 1, 2016 at an interest rate of 5% per annum. In consideration for such agreement, the Company agreed that the note would be further modified so that it would be convertible into shares of common stock of the Company at a conversion price of $3.00 per share, which was equal to the most recent closing bid price of the Company’s common stock immediately prior to the execution of the amendment agreement. Based on the modified conversion price, the principal amount of the note was convertible into 106,667 shares of common stock. As described in greater detail below under the caption “Exchange Transaction”, on March 20, 2017, this note was combined with the $200,000 unsecured note held by the same entity and was exchanged for a new promissory note in the aggregate principal amount of $641,294. The new note matures twelve months following such extension date and interest accrues on the principal amount of the new note at the rate of 5% per annum. The new note is secured by a lien on all of the Company’s assets and is convertible at the initial conversion price of $2.03 per share.

Authentidate Holding Corp.

Notes to the Consolidated Financial Statements

Unsecured

At June 30, 2016, the Company had outstanding a promissory note in the aggregate principal amount of $200,000, held by an entity affiliated with J. David Luce, a former member of the board of directors. The notes accrued interest at the rate of 20% per annum, payable in arrears, and was due upon the earlier of (i) August 26, 2016, or (ii) the closing of a sale of equity or debt securities of the Company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds. On September 1, 2016, the note was amended to extend the maturity date to December 1, 2016 and to allow the investor to elect to further extend the note for an additional 90 days. In consideration for such agreements, the Company agreed that the promissory note would be further modified so that it would be convertible into shares of common stock of the Company at an initial conversion price of $3.00 per share, which was equal to the most recent consolidated closing bid price of the Company’s common stock immediately prior to the execution of the amendment agreement. Based on the conversion price, the principal amount of the note was convertible into up to 173,333 shares of common stock. In March 2017, this note was combined with the $320,000 secured note held by the same entity and exchanged for a new promissory note in the aggregate principal amount of $641,294. The new note matures twelve months following such extension date and interest accrues on the principal amount of the new note at the rate of 5% per annum. The new note is secured by a lien on all of the Company’s assets and is convertible at the initial conversion price of $2.03 per share. Additional terms and conditions of the new note are described in greater below under the caption “Exchange Transaction”.

At June 30, 2016, the Company had a promissory note in the aggregate principal amount of $450,000 to Optimum Ventures, LLC, a related party of Peachstate Health Management, LLC, through common ownership. The note was unsecured and was not convertible into equity securities of the Company. The note accrued interest at the rate of 20% per annum, payable in arrears, and was due upon the earlier of (i) October 28, 2016, or (ii) within 30 days of the closing of a sale of equity or debt securities of the Company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds. As described in greater detail below under the caption “Exchange Transaction”, on March 20, 2017, this note was exchanged for a new promissory note in the aggregate principal amount of $591,613. The new note matures twelve months following such extension date and interest accrues on the principal amount of the new note at the rate of 5% per annum. The new note is secured by a lien on all of the Company’s assets and is convertible at the initial conversion price of $2.03 per share.

Effective as of January 31, 2017, the Company accepted a short-term loan in the aggregate principal amount of $250,000 from Hanif A. Roshan, the Company’s Chief Executive Officer and Chairman of the Board. To evidence the loan, the Company issued Mr. Roshan a promissory note (the “Note”) in the aggregate principal amount of $250,000. The Note was an unsecured obligation of the Company and was not convertible into equity securities of the Company. The Note was due and payable on the 30-day anniversary of the issue date and interest accrued on the Note at the rate of 12% per annum. The Note was exchanged for a new secured convertible note in the exchange transaction described below under the caption “Exchange Transaction”.

Authentidate Holding Corp.

Notes to the Consolidated Financial Statements

Exchange Transaction

On March 20, 2017, the Company entered into a note exchange agreement with the holders of an aggregate principal amount of $2,170,000 of outstanding promissory notes (the “Original Notes”), which were due and payable, pursuant to which the Company agreed to issue the holders of such notes, in consideration of the cancellation of the Original Notes, new promissory notes in the aggregate principal amount of $2,545,199, which is equal to the sum of the aggregate principal amount of the Original Notes plus the accrued but unpaid interest on the Original Notes (the “New Notes”). The New Notes are convertible into shares of the Company’s common stock at an initial conversion price of $2.03 per share. Based on the initial conversion prices, the New Notes will be convertible into up to 1,253,792 shares of common stock. If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price then in effect, such conversion price will be decreased to equal 85% of such lower price. The foregoing adjustments to the conversion price will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. The conversion price is also subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. These conversion options resulted in a derivative liability valued at $328,422. All of the New Notes have a maturity date of one year from the closing date. The New Notes are being issued in consideration of the exchange of (i) an aggregate principal amount of $950,000 of Original Notes currently convertible at a price of $2.25 per share, (ii) an aggregate principal amount of $520,000 of Original Notes which are currently convertible at a price of $3.00 per share, and (iii) an aggregate principal amount of $700,000 of unconvertible Original Notes.

In the year ended June 30, 2017, in connection with the exchange of the Original Notes for the New Notes, the Company also agreed with the holder of all of outstanding shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) to exchange all of its outstanding shares of Series B Preferred Stock for shares of a new series of convertible preferred stock designated as Series E Convertible Preferred Stock (the “Series E Preferred Stock”). Accordingly, on March 20, 2017, the Company also entered into a separate exchange agreement with the holder of the shares of Series B Preferred Stock, to exchange such shares for a total of 25,000 shares of Series E Preferred Stock. Each share of Series E Preferred Stock will have a stated value of $30.00 per share. Pursuant to this exchange agreement, the holder of the shares of Series B Preferred Stock agreed to waive all unpaid dividends that had accrued on the shares of Series B Preferred Stock. The shares of Series E Preferred Stock are initially convertible by the holder into an aggregate of 187,500 shares of common stock at the initial conversion rate of $4.00 per share. The conversion price of the new preferred stock is subject to adjustment solely in the event of stock dividends, combinations, splits, recapitalizations, and similar corporate events. The right of holders of Series E Preferred Stock to convert these securities into common stock is subject to a 4.99% beneficial ownership limitation, which beneficial ownership limitation may be increased by a holder to a greater percentage not in excess of 9.99% after providing notice to the Company.

The New Notes bear interest at the rate of 5% per annum with interest payable upon maturity, the conversion of the New Notes or on any earlier redemption date. Commending one month after the Company’s common stock is listed for trading on a national securities exchange. The Company will have the right redeem all or any portion of the outstanding principal balance of the New Notes, plus all accrued but unpaid interest at a price equal to 110% of such amount. The holders of the New Notes shall have the right to convert any or the entire amount to be redeemed into common stock prior to redemption. Subject to certain exceptions, the New Notes contain customary covenants against incurring additional indebtedness and granting additional liens and contain customary event default. Upon the occurrence of an event of default under the New Notes, the holders may require the Company to repay all or a portion of the note in cash, at a price equal to 110% of the principal, plus accrued and unpaid interest.

Loss on Extinguishment of Debt

In accordance with ASC 470-50, “Debt – Modifications and Extinguishments”, the Company’s note exchange agreement was tested to determine whether a debt modification or debt extinguishment had occurred. Based on management’s review, debt extinguishment accounting applied. A loss on extinguishment of $258,037 resulted from the exchange. The loss consists of the resulting derivative liability of $328,422 from embedded conversion options in the New Notes and the additional value of $50,000 of the Series E Preferred Stock compared to the Series B Preferred Stock, offset by the waiving of the unpaid Preferred Series B dividends of $120,385.

Authentidate Holding Corp.

Notes to the Consolidated Financial Statements

10.	Equity

Preferred Stock

 As of June 30, 2017, there were 25,000 shares of Series E Convertible Preferred Stock outstanding. The shares of Series E Preferred Stock are initially convertible into an aggregate of 187,500 shares of common stock at the initial conversion rate of $4.00 per share. The conversion price of the Series E Preferred Stock will be subject to adjustment solely in the event of stock dividends, combinations, splits, recapitalizations, and similar corporate events and does not provide for general price-based anti-dilution adjustments. Each share of Series E Preferred Stock has a stated value of $30.00 per share and has the following rights and preferences: (i) each holder of the Series E Preferred Stock has the right, at any time, to convert the shares of Series E Preferred Stock into shares of common stock, (ii) the Series E Preferred Stock is redeemable at the Company’s option commencing one year after the original issuance date, provided that the Company’s common stock is listed on a national securities exchange at such time, and (iii) the Series E Preferred Stock will pay dividends at the rate of 5% per annum in cash. The shares of Series E Preferred Stock were issued in a transaction with the holder of the Company’s previously outstanding shares of Series B Preferred Stock to exchange the shares of Series B Preferred Stock for the shares of Series E Preferred Stock. Pursuant to the exchange agreement for the preferred stock, the holder of the shares of Series B Preferred Stock agreed to waive all unpaid dividends that had accrued on the shares of Series B Preferred Stock. At June 30, 2017, the Company has accrued dividends of approximately $9,375 on the Series E Preferred Stock which remain unpaid.

As of June 30, 2017, there are 605,000 shares of Series D Convertible Preferred Stock outstanding. The Series D Preferred Stock can be converted by the holders into an aggregate of 619,154 shares of common stock at an initial conversion rate of $9.77139 per share. The holders of such shares have the right to convert the preferred shares at any time, although the shares received upon conversion may not be offered or sold except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The Company has the right to repurchase the outstanding Series D Preferred Stock at a redemption price equal to $10.00 per share, plus accrued and unpaid dividends, and to require holders to convert their Series D Preferred Stock beginning in June 2016. Dividends on the Series D Preferred Stock accrue at a rate of 5% per annum and are payable semi-annually in cash or stock at the Company’s option. At June 30, 2017, the Company has accrued dividends in the amount of approximately $635,604 on the Series D Preferred Stock, which remain unpaid.

The Company’s preferred stock takes precedence over Common Stock but ranks below debt in the event of liquidation. In addition, the Series D Convertible Preferred Stock ranks above the Series E Convertible Preferred Stock.

Common Stock

As discussed in Notes 1 and 4 the AEON Acquisition on January 27, 2016 has been accounted for as a reverse merger under U.S. GAAP. As such, AEON is considered the acquiring entity for accounting purposes and legacy AEON’s historical results of operations replaced legacy AHC’s historical results of operations for all periods prior to the reverse merger. Additionally, the legacy AEON equity accounts at June 30, 2015 were retroactively restated to reflect the number of shares received in the business combination as defined by Note 4.

Authentidate Holding Corp.

Notes to the Consolidated Financial Statements

Earnings per Share

	Year Ended
	June 30,
	2017	2016
Basic earnings (loss) per share
Net income (loss)	$(32,073,514)	$5,265,028
Preferred stock dividends	(358,832)	160,205
Net income (loss) available\to common shareholders after preferred stock dividends	$(32,432,346)	$5,104,823
Weighted average shares used in the computation of basic earnings per share	7,188,900	2,976,049

Earnings (loss) per share - basic	$(4.51)	$1.72

Dilutive earnings per share
Income available to common shareholders	$(32,432,346)	$5,104,823
Interest on convertible debt	-	45,879
Preferred stock dividends	-	160,205
Change in fair value of derivative liability	-	(9,060)
Net income applicable to common shareholders plus assumed conversions	$(32,432,346)	$5,301,847
Weighted average shares used in the computation of basic earnings per share	7,188,900	2,976,049
Dilutive effect of options, warrants, convertible debt and convertible preferred stock	-	1,041,161
Shares used in the computation of diluted earnings per share	7,188,900	4,017,210

Earnings per share - diluted	$(4.51)	$1.32

Anti-Dilutive Options Excluded	5,627,516	-

Authentidate Holding Corp.

Notes to the Consolidated Financial Statements

Common Stock Warrants

A schedule of common stock warrant activity is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise Price	Life	Intrinsic
Warrant Activity	Shares	Per Share	(Years)	Value

Outstanding July 1, 2015	-	$-	-	$-
Warrants assumed in reverse merger	4,313,180	5.24	-	-
Expired/forfeited	(107,645)	18.00	-	-
Outstanding June 30, 2016	4,205,535	$4.91	4.68	$1,992,535
Issued	0
Expired/forfeited	(55,000)	14.4
Outstanding June 30, 2017	4,150,535	$4.67	3.87	$42,582
Exercisable, June 30, 2017	4,094,979	$4.56	3.91	$42,582

11.	Share-Based Compensation

Stock option activity under the Company’s stock option plans for employees and non-executive directors for the period ended June 30, 2017 is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise Price	Life	Intrinsic
Employee Options	Shares	Per Share	(Years)	Value

Outstanding July 1, 2015	-	$-	-	$-
Options assumed in reverse merger	182,259	12.45	-	-
Expired/forfeited	(22,442)	12.35	-	-
Outstanding June 30, 2016	159,817	$12.46	6.30	$11,864
Issued	71,429	1.75	9.93
Expired/forfeited	(4,344)	15.35
Outstanding June 30, 2017	226,902	$9.04	6.97	$-
Exercisable, June 30, 2017	142,147	$12.16	5.18	$-

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise Price	Life	Intrinsic
Director Options	Shares	Per Share	(Years)	Value

Outstanding July 1, 2015	-	$-	-	$-
Options assumed in reverse merger	433,887	4.46	-	-
Granted	51,645	3.42	-	-
Outstanding June 30, 2016	485,532	$4.35	4.87	$198,346
Granted	154,866	2.92	10.01
Expired/forfeited	(38,087)	9.61	-
Outstanding June 30, 2017	602,311	$3.57	6.11	$-

Authentidate Holding Corp.

Notes to the Consolidated Financial Statements

Restricted Stock unit activity under the Company’s restricted stock unit plans for employees and non-executive directors for the year ended June 30, 2017 is as follows:

Employees Information	Number of RSUs	Weighted Exercise	Average Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding June 30, 2016	-	$-	-	-	$-
Granted	411,429	1.75	-	1.92
Expired/Forfeited	-	-	-	-	$-
Outstanding June 30, 2017	411,429	$1.75	-	1.92	$-

12.	Fair Value Measurements and Other Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, prepaid expenses, and other current assets, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

In connection with the issuance of a convertible promissory note as discussed in Note 9, the Company evaluated the note agreement to determine if the agreement contained any embedded components that would qualify the agreement as a derivative. The Company identified certain put features embedded in the convertible note agreement that potentially could result in a settlement in the event of a fundamental transaction, requiring the Company to classify the conversion feature as a derivative liability.

The Company’s Level 3 financial liabilities consist of the derivative conversion features of underlying convertible debt and warrants issued in 2011 to 2015. The Company valued the conversion features using the Black Scholes model prior to the three months ended September 30, 2016 and the Monte Carlo model for all periods thereafter. These models incorporate transaction details such as the Company’s stock price, contractual terms maturity, risk free rates and volatility as of the date of issuance and each balance sheet date. The decrease in the value of the conversion feature of convertible debt and warrants issued was primarily due to the decrease in the stock price during 2017 compared to prior years.

The Company utilized the following assumptions in valuing the derivative conversion features:

Exercise Price	$ 2.03 – 2.07
Risk free interest rate	1.23% - 1.78%
Expected volatility	50% - 60%
Remaining term	0.72 – 4.47 years

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The fair value of AHC financial instruments, using the fair value hierarchy under U.S. GAAP detailed in “Fair Value Measurements” in Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards,” of the Notes to the Consolidated Financial Statements are included in the table below.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liabilities at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liabilities.

The following tables provide a summary of the changes in fair value, including net transfers in and/or out, of all financial assets / (liabilities) measured at fair value on a recurring basis using significant unobservable inputs during the year ended June 30, 2017.

Authentidate Holding Corp.

Notes to the Consolidated Financial Statements

Total

Balance - June 30, 2016	$1,051,000

Embedded conversion feature in
March 2017 convertible notes	328,422

Change in fair value of derivative liabilities	(828,382)

Balance - June 30, 2017	$551,040

Derivative Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-15. The result of this accounting treatment is that the fair value of the embedded derivative is market to market each balance sheet date and recorded as a liability, the change in fair value is recorded in the statements of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is market to fair value at the conversion date and then that fair value is reclassified to equity.

For the year ended June 30, 2017, the Company recorded non-cash income of approximately $828,000 in other income (expenses) for the change in the fair value of the derivative liabilities.

13.	Commitments and Contingencies

A complaint was filed by a former independent contractor in the State of Louisiana who was involved in the sales and marketing of the Company’s products and services. Plaintiff alleges certain commissions had not been paid in full. The Company believes the contractor was overpaid and has asserted a counter claim and has asserted and has asserted a counter claim for reimbursement of such overpayments. The Company intends to vigorously defend the claim and pursue the counter claim. The parties have completed initial discovery and the matter remains pending. The Company believes the resolution of this matter will not have a material effect on its financial statements.

The Company filed a complaint in the State of Georgia in November 2015 against a former sales director and an independent contractor for their improper use of a Company customer list. The complaint alleges the defendant used the Company’s customer list to improperly solicit business for their personal benefit. The complaint against the independent contractor has been dismissed, and the action against the former sales director is pending. The Company believes the resolution of this matter will not have a material effect on its financial statements.

In connection with the termination of the Company’s employment relationship with certain executives, including the former Chief Executive and Chief Financial Officers of AHC, the Company has been reviewing its severance obligations to them and the vesting of other post-termination provisions. The Company believes that it has accrued all related severance costs as of June 30, 2017 related to the past terminations.

Authentidate Holding Corp.

Notes to the Consolidated Financial Statements

The former CEO and CFO of AHC commenced arbitration proceedings against AHC before the American Arbitration Association (“AAA”). A demand for arbitration was filed with the AAA on or about June 22, 2016 by the former CEO, O’Connell Benjamin, requesting payment of severance compensation of $341,620 and other benefits, including the vesting of certain stock option awards, pursuant to an employment agreement. The parties have opted to pursue mediation in their attempt to resolve the matter, with such mediation scheduled for October 30, 2017. The Company believes that it has valid defenses to Mr. Benjamin’s claims and intends to defend this matter accordingly.

Further, a demand for arbitration was filed with the AAA on or about August 12, 2016 by the former CFO, William A. Marshall. The demand involved a request for severance compensation and other benefits, including the vesting of certain stock options, pursuant to the terms of an employment agreement. A hearing was held on March 27, 2017, and on April 24, 2017, the parties entered into a binding settlement agreement and mutual release resolving the proceeding. Pursuant to a separation agreement and general release, the Company agreed to provide the following: (i) cash payments totaling $170,000 to be paid over time through May 15, 2018, (ii) a lump sum severance payment of $160,000 payable on June 15, 2018, (iii) the issuance of 12,835 vested shares of common stock pursuant to the terms of the restricted stock units granted in January 2013 and January 2014, and (iv) 27,388 stock options previously granted became vested and exercisable for the duration of their original exercise periods, subject to the terms of a lockup agreement executed by him prior to the closing of the merger between Authentidate Holding Corp. and Peachstate Health Management, LLC d/b/a AEON Clinical Labs. Pursuant to the settlement agreement, the Company issued a secured senior promissory note, subordinated to the interests of the existing senior lenders, which provides for events of default that are customary for similar transactions. The Company also agreed to provide a general release indemnifying Marshall from claims related to his employment with the Company to the extent permitted by applicable law, the Company’s bylaws, and under his employment agreement.

The Company is a defendant in an action captioned Cogmedix, Inc. v. Authentidate Holding Corp. in the Superior Court of Worcester County, Commonwealth of Massachusetts, Case No. 1685CV01318B. Suit was filed on September 6, 2016 alleging the principal amount of $227,061 remains outstanding on a purchase order dated December 6, 2013. Management believes that this matter will not have a material adverse effect on financial position, results of operations, or cash flows. Nevertheless, this matter is the subject of further negotiations.

On May 3, 2017, the Company received notice from the Office for Civil Rights (“OCR”) of the U.S. Department of Health and Human Services (“HHS”) informing the Company that the OCR is conducting a review of the Company’s compliance with applicable Federal Standards for Privacy of Individually Identifiable Health Information and/or Security Standards for the Protection of Electronic Protected Health Information. The OCR is the division of HHS charged with enforcing the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”) and the privacy, security and date breach rules which implement HIPAA (“HIPAA Rules”). The OCR reviewed the Company’s premises and conducted interviews on May 23, 2017. The OCR may, among other things, require a corrective action, issue penalties, or reach a monetary settlement. The Company continues to work on a resolution with the OCR. The Company does not expect a material adverse determination on its consolidated financial position, results of operations and cash flows.

On August 24, 2017, the Company commenced suit against Mr. Richard G. Hersperger, a former company director and officer, to recover 38,321 shares of common stock and to obtain declaratory relief terminating all further obligations to Mr. Hersperger. The complaint also seeks damages based on common law fraud and breach of fiduciary duty. In connection with his resignation from the Company’s board of directors, Mr. Hersperger threatened to commence litigation against us and certain of our directors. In the event Mr. Hersperger does commence any legal proceedings, the Company believes that it will have numerous valid defenses to any claims and will vigorously contest any such claims.

The Company is the plaintiff in a case captioned Peachstate Health Management, LLC d/b/a Aeon Clinical Laboratories v. Radius Foundation, Inc. and William Bramlett, Ph.D, filed on June 13, 2017 in the State Court of Hall County, State of Georgia. A motion for default judgment was filed with the court on October 10, 2017, requesting an order of judgment in the principal amount of $116,650.

The Company is also subject to claims and litigation arising in the ordinary course of business. Management considers that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would not have a material adverse effect on the consolidated financial position, results of operations or cash flows.

Authentidate Holding Corp.

Notes to the Consolidated Financial Statements

The Company has entered into various agreements by which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by the Company under such indemnification clauses are generally condition on the other party making a claim. Such claims are generally subject to challenge by the Company and to dispute resolution procedures specified in the particular contract. Further, obligations under these arrangements may be limited in terms of time and/or amount and, the Company may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of these obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2017, the Company is not aware of any obligations under such indemnification agreements that would require material payments.

14.	Related Party

Except as disclosed herein, the Company has not entered into any material transactions or series of similar transactions with any director, executive officer or any security holder owning 5% or more of common stock since July 1, 2016.

AEON leases its facilities from Centennial Properties of Georgia, LLC under a lease agreement commencing April, 2014, as amended January 20, 2016. The lease provides for a term of 12 years expiring March 2032. The lease payments range from $46,500 to a maximum of $60,000. In connection with the lease agreement, as security for its rent and other obligations under the lease, AEON has provided to the landlord a first priority lien and security interest in substantially all of its assets. The landlord under the lease is Centennial Properties of Georgia, LLC, a Georgia limited liability company. Centennial is owned by Sonny Roshan, Shawn Desai, Pyarali Roy and Sohail Ali, all of whom are AEON members and will be receiving AHC common stock as a result of the transaction. Mr. Roshan is the Chairman of AEON and now serves as the Chairman and CEO of Authentidate. Mr. Desai is the Chief Technology Officer of AEON. Mr. Roy is the Chief Strategy Officer of AEON. Related party rent expense for the years ended June 30, 2017 and 2016 was approximately $562,500 and $446,000, respectively.

The Company holds certain related parties notes payables with shareholders and affiliates of board members of the Company, as described in Note 9. Interest expense relating to these notes amounted to approximately zero and $115,000 for the years ended June 30, 2017 and 2016, respectively.

Effective as of January 31, 2017, the Company accepted a short-term loan in the aggregate principal amount of $250,000 from Hanif A. Roshan, the Company’s Chief Executive Officer and Chairman of the Board. To evidence the loan, the Company issued Mr. Roshan a promissory note (the “Note”) in the aggregate principal amount of $250,000. The Note was an unsecured obligation of the Company, and was not convertible into equity securities of the Company. The Note was due and payable on the 30-day anniversary of the issue date and interest accrued on the Note at the rate of 12% per annum. The Note was exchanged for a new secured convertible note in the exchange transaction described above under the caption “Exchange Transaction”.

AHC entered into a lease agreement with Hanif A. (“Sonny”) Roshan (the “landlord”) for a residential premises at 5455 Golf View Drive, Braselton, Georgia 30517 for a term of one year beginning on January 1, 2017 and ending on December 31, 2017 for a fixed rent in monthly installments of $7,500 due and payable by the first day of each month. The lease is renewable with a 3% increase in rent for each renewal. The tenant is responsible for utilities and insurance with the landlord responsible for maintenance and taxes on the premises.

15.	Segment Information

The Company is operated as two segments: (i) laboratory testing services (AEON), and (ii) web-based software (AHC). Laboratory testing services includes the testing of an individual’s blood, urine or saliva for the presence of drugs or chemicals and the patient’s DNA profile. Web-based software provide secure web-based revenue cycle management applications and telehealth products and services that enable healthcare organizations to increase revenues, improve productivity, reduce costs, coordinate care for patients and enhance related administrative and clinical workflows and compliance with regulatory requirements. Management currently runs each segment separately and measures profitability and operational performance based on the financial records independently maintained by two separate systems.

Authentidate Holding Corp.

Notes to the Consolidated Financial Statements

Select financial information related to the Company’s segments is presented below:

	Authentidate	AEON	Total

Year ended June 30, 2017
Net revenues	1,286,697	18,912,074	20,198,771
Cost of revenues	1,178,586	3,021,859	4,200,445
Operating expenses	8,048,426	17,529,642	25,578,068
Operating income (loss)	(6,761,730)	1,382,432	(5,379,298)

Year ended June 30, 2016
Net revenues	624,204	33,952,712	34,576,916
Cost of revenues	219,798	6,657,321	6,877,119
Operating expenses	1,980,782	26,799,513	28,780,295
Operating income (loss)	(1,356,578)	7,153,199	5,796,621

June 30, 2017
Total assets	11,772,871	4,958,807	16,731,678

June 30, 2016
Total Assets	44,895,538	6,777,791	51,673,329

