Form 10-Q
period 2017-09-30
AUTHENTIDATE HOLDING CORP
filed 2017-11-09
CIK 885074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 000-20190

AUTHENTIDATE HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware	14-1673067
(State or other jurisdiction	( I.R.S. Employer
of incorporation or organization)	Identification No.)

2225 Centennial Drive
Gainesville, GA 30504	30504
(Address of principal executive offices)	(zip code)

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

As of November 1, 2017, there were 7,249,370 shares of common stock, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2017	2017
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$733,816	$1,121,763
Restricted cash	-	120,695
Accounts receivable, net	815,519	1,020,988
Inventory, net	377,610	347,750
Prepaid expenses and other current assets	86,089	58,711
Total current assets	2,013,034	2,669,907

Property and equipment, net	1,980,959	2,203,543
Other assets
Security deposits	10,211	10,211
Deferred tax asset	11,848,017	11,848,017
Total assets	$15,852,221	$16,731,678

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$1,660,405	$2,177,722
Accrued expenses	2,697,713	2,168,090
Accrued commissions	536,142	427,627
Accrued dividends	730,678	644,979
Deferred rent	156,158	141,833
Related party notes payable	2,545,199	2,545,199
Derivative liabilities	477,749	551,040
Total current liabilities	8,804,044	8,656,490
Deferred rent	67,500	45,000
Total liabilities	8,871,544	8,701,490
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.10 par value; 5,000,000 shares authorized, Series D, 605,000 shares and Series E 25,000 shares issued and outstanding at September 30, 2017 , and June 30, 2017, respectively	63,000	63,000
Common stock, $.001 par value; 190,000,000 shares authorized, 7,249,370 shares issued and outstanding on September 30, 2017, and June 30, 2017 , respectively	14,402	8,938
Additional paid-in capital	44,463,577	44,307,479
(Accumulated deficit)	(37,560,302)	(36,349,229)
Total shareholders’ equity	6,980,677	8,030,188
Total liabilities and shareholders’ equity	$15,852,221	$16,731,678

The accompanying notes are an integral part of the condensed consolidated financial statements.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	September 30,
	(Unaudited)
	2017	2016

Net revenues
Fees for services	$3,110,382	$5,691,296
Hosted software services	243,020	346,934
Telehealth products and services	4,650	11,845
Total net revenues	3,358,052	6,050,075
Operating expenses
Cost of revenues	1,128,576	1,006,496
Write down of inventory	-	237,674
Selling, general and administrative	3,072,428	3,492,475
Share based compensation	68,785	89,526
Depreciation and amortization	222,584	408,663
Total operating expenses	4,492,373	5,234,834
Operating income (loss)	(1,134,321)	815,241
Other (expense) income
Interest	(27,349)	(278,593)
Change in fair value of derivative liabilities	73,291	(486,219)
Other	(38,144)	-
	7,798	(764,812)
Income (loss) before provision for income taxes	(1,126,523)	50,429
Benefit for income taxes	-	45,404
Net income (loss)	$(1,126,523)	$95,833

Less: preferred dividends	$(84,550)	$(100,624)

Net loss available to common shareholders	$(1,211,073)	$(4,791)

Loss per share:
Basic loss per common share	$(0.17)	$0.00
Diluted loss per common share	$(0.17)	$0.00

Weighted average number of common shares outstanding:
Basic	7,249,370	5,772,258
Diluted	7,249,370	5,772,258

The accompanying notes are an integral part of the condensed consolidated financial statements.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,
	(Unaudited)
	2017	2016
Cash Flow from operating activities

Net (loss) income	$(1,126,523)	$95,833
Adjustments to reconcile net income (loss) to net cash used by operating activities
Change in fair value of derivative liabilities	(73,291)	486,219
Write off of inventory	-	237,674
Depreciation and amortization	222,584	402,574
Deferred taxes	-	(45,404)
Share based compensation	68,785	89,526
Changes in assets and liabilities
Restricted cash	120,695	-
Accounts receivable	205,469	(424,904)
Inventory	(29,863)	(144,668)
Prepaid expenses and other current assets	(27,378)	(34,380)
Accounts payable	(472,295)	(190,810)
Accrued expenses	615,322	(541,908)
Accrued commissions	108,515	(183,659)
Deferred rent	-	(19,682)
Net cash (used in) by operating activities	(387,980)	(273,589)
Cash flows from investing activities
Purchases of property and equipment	-	(15,449)
Disposal of fixed assets	33	-
Net cash (used in) provided by investing activities	33	(15,449)
Cash flows from financing activities
Repayments of notes payable	-	(525,000)
Net cash used in financing activities	-	(525,000)
Net decrease in cash	(387,947)	(814,038)
Cash beginning of period	1,121,763	1,414,706
Cash end of period	$733,816	$600,668

Supplemental disclosure of cash paid for:
Interest paid	$-	$105,000
Income taxes paid	$76,316	$-

Non-cash investing and financing activities
Non-cash preferred dividends	$84,550	$100,624
Earn-out common dividends paid in stock	$-	$5,472,598

The accompanying notes are an integral part of the condensed consolidated financial statements.

Authentidate Holding Corp.

Notes to Condensed Consolidated Financial Statements

1.	Description of Business, Reverse Merger and Liquidity

Business

Authentidate Holding Corp. (“AHC”) and its subsidiaries primarily provides an array of clinical testing services to health care professionals through its wholly-owned subsidiary, Peachstate Health Management, LLC d/b/a AEON Clinical Laboratories (“AEON”). AHC also continues to provide its legacy secure web-based revenue cycle management applications and telehealth products and services that enable healthcare organizations to increase revenues, improve productivity, reduce costs, coordinate care for patents and enhance related administrative and clinical workflows and compliance with regulatory requirements. Web-based services are delivered as Software as a Service (SaaS) to customers interfacing seamlessly with billing, information and records management systems.

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

Under accounting principles generally accepted in the United States of America (“U.S. GAAP”), the merger is treated as a “reverse merger” under the purchase method of accounting. The condensed consolidated financial statements reflect the historical results of AEON prior to the completion of the reverse merger since it was determined to be the accounting acquirer, and do not include historical results of AHC prior to the completion of the merger.

Going Concern

The Company’s capital requirements have been and will continue to be significant and it is expending significant amounts of capital to develop, promote and market its services. The Company’s available cash and cash equivalents as of September 30, 2017 totaled approximately $734,000 and the Company’s working capital deficit was approximately $6,791,000. Nevertheless, our available cash and cash equivalents as of the filing date of this Quarterly Report on Form 10-Q is approximately $278,000 and our estimated monthly cash requirement is approximately $1,300,000.

As of the filing date of this Quarterly Report on Form 10-Q, there is outstanding an aggregate principal amount of $2,545,199 of related party senior secured convertible notes with a maturity date of March 20, 2018, plus the remaining principal amount of $240,000 of a subordinated secured note, as of September 30, 2017, issued to the Company’s former CFO, which matures June 15, 2018 and is included in accrued expenses on the condensed consolidated balance sheet. Although no guarantee can be given, management anticipates that it will be able to extend or otherwise modify the Company’s obligations under the related party notes for an additional period or periods. Based on these factors, the Company expects its existing resources, revenues generated from operations, and proceeds received from other transactions being considered (of which there can be no assurance) will be sufficient to satisfy the Company’s working capital requirements for at least the next twelve months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. Accordingly, we need to raise additional capital and are exploring potential transactions to improve our capital position. Unless we are able to increase revenues substantially or generate additional capital from other transactions, our current cash resources will only satisfy our working capital needs for a limited period of time. If necessary, the Company believes that it can reduce operating expenses and/or raise additional debt financing to satisfy its working capital requirements. No assurances can be given that the Company will be able to support its costs or pay debt obligations through revenues derived from operations or generate sufficient cash flow to satisfy its obligations.

Authentidate Holding Corp.

Notes to Condensed Consolidated Financial Statements

We are exploring potential transactions to improve our capital position to ensure we can meet our financing and working capital requirements. We would expect to raise additional funds through obtaining a credit facility from an institutional lender or undertaking private debt financings. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing or preferred stock, if available, may involve covenants that restrict our business activities and options and such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. We may also enter into financing transactions which involve the granting of liens on our assets or which grant preferences of payment from our revenue streams, all of which could adversely impact our ability to rely on our revenue from operations to support our ongoing operating costs. Alternatively, we may seek to obtain new financing from existing security holders, which may include reducing the exercise or conversion prices of outstanding securities, or the issuance of additional equity securities. Currently, the Company does not have any definitive agreements with any third parties for such transactions and there can be no assurance that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the Company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially or potentially suspend operations, any of which would have a material adverse effect on our business, financial condition and results of operations. Our future capital requirements will depend on, and could increase substantially as a result of many factors including (i) our need to utilize cash to support research and development activities and to make incremental investments in our organization; (ii) our ability to achieve targeted revenue, gross profit margins and cost management objectives; (iii) the success of our sales and marketing efforts; (iv) our need to repay indebtedness; (v) the extent and terms of any development, marketing or other arrangements; and (vi) changes in economic, regulatory or reimbursement rates or claim adjudication processes.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending June 30, 2018 or any other interim period or for any other future year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended June 30, 2017, included in the Company’s 2017 Annual Report on Form 10-K filed with the SEC.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 The most sensitive accounting estimates affecting the financial statements are revenue recognition, the allowance for doubtful accounts, depreciation of long-lived assets, fair value of intangible assets and goodwill, amortization of intangible assets, income taxes and associated deferrals and valuation allowances, commitments and contingencies and measurement of derivative liabilities.

Accounts Receivable, Net

Accounts receivable represent customer obligations due under normal trade terms, net of allowance for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. The allowance for doubtful accounts was approximately $887,000 and $923,000 as of September 30, 2017 and June 30, 2017, respectively.

Fair Value Measurements

The Company follows ASC 820-10, “Fair Value Measurements and Disclosures”, of the FASB to measure the fair value of its financial statements and disclosures about fair value of its financial instruments. ASC 820-10 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of fair value hierarchy defined by ASC 820-10 are described below:

Authentidate Holding Corp.

Notes to Condensed Consolidated Financial Statements

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

Revenue from laboratory testing services are recognized at the time test results are delivered, net of estimated contractual allowances.

Revenue for hosted software services, telehealth products, and customer support services are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectability is reasonably assured. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all the following criteria are met: (i) the delivered item has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of the undelivered items in the arrangement; (iii) if the arrangement includes a general right of return relative to the delivered items; (iv) and delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. If these criteria are not met, then revenue is deferred until such criteria are met or until the period over which the last undelivered element is delivered, which is typically the life of the contract agreement. If these criteria are met, we allocate total revenue among the elements based on the sales price of each element when sold separately which is referred to as vendor specific objective evidence or VSOE.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At September 30, 2017 and June 30, 2017, the Company had approximately $484,000 and $871,000 in excess of FDIC-insured limits. The Company has not experienced any losses in such accounts.

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

Management considers the likelihood of changes by taxing authorities in its filed income tax returns and recognizes a liability for or discloses potential changes that management believes are more likely than not to occur upon examination by tax authorities. Management has not identified any uncertain tax positions that require recognition or disclosure in the accompanying consolidated financial statements.

Authentidate Holding Corp.

Notes to Condensed Consolidated Financial Statements

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments in this update state that regarding preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). The amendments in this update are effective for the annual reporting period beginning after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted. The Company has adopted ASU 2014-15 and has made the necessary disclosures in the “Going Concern” sections of this Quarterly Report on Form 10-Q.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. ASU 2015-11 requires inventory measured using any method other than last-in, first-out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Under this ASU, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. Early application is permitted. The Company has determined that the ASU has no material impact on its consolidated financial statements and related disclosures since it does not sell inventory on a stand-alone basis at net realizable value.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments (Subtopic 825-10): Recognition and Measurements of Financial Assets and Financial Liabilities.” ASU 2016-01 provides guidance on the recognition and measurement of financial assets and financial liabilities. This ASU requires that all equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. However, companies may elect to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. In addition, the ASU eliminates the requirement to disclose the method and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. The ASU is effective for the Company in the first quarter of 2018. The Company has determined that the ASU has no material impact on its consolidated financial statements and related disclosures since it does not have equity investments.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which establish a right-of-use (ROU) model that requires a lessee to record and ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classifications affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the effect of adoption of this ASU on July 1, 2019.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which makes several modifications to the accounting for employee share-based payment transactions, including the requirement to recognize the income tax effects of awards that vest or settle as income tax expense. This guidance also clarifies the presentation of certain components of share-based awards in the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, and early adoption is permitted. The Company has not had stock compensation exercises since the reverse merger; therefore, the ASU is not applicable until exercises occur. The Company plans to implement this ASU when such exercises occur.

Authentidate Holding Corp.

Notes to Condensed Consolidated Financial Statements

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how certain cash receipts and payments are to be presented in the statement of cash flows. The guidance is effective for the Company on July 1, 2018 and early adoption is permitted. The Company is currently evaluating the effect of adoption of this ASU on July 1, 2018.

In November 2016, the FASB issued an ASU 2016-18, “Restricted Cash”, which clarifies the presentation and classification of restricted cash in the statement of cash flows. The ASU requires that amounts generally described as restricted cash and restricted cash equivalents be presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for the Company in the first quarter of 2018 with early adoption permitted and must be applied retrospectively to all periods presented. The Company is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures with the fiscal year beginning July 1, 2018.

3.	Restatement and Correction of Error

In the fourth quarter of the year ended June 30, 2017, the Company concluded that its results for the quarter ending September 30, 2016 included errors resulting in the understatement of inventory and the understatement of certain accruals. The financial statements for the quarter has been restated. Management considered the impact to current and past financial statements under the SEC’s authoritative guidance on materiality and determined that the error was material, and a restatement of the prior quarter financial statements was the most appropriate recognition of the adjustment so as not to mislead readers of the financial statements. The following sections detail the impact of the error on the previously issued unaudited consolidated financial statements for the prior quarter.

Authentidate Holding Corp.

Notes to Condensed Consolidated Financial Statements

The following adjustments were made to the September 30, 2016 Restated Statement of Income (Unaudited):

AUTHENTIDATE HOLDING CORP.

CONSOLIDATED STATEMENT OF INCOME

	As Originally
	Reported		As Restated
	Three Months		Three Months
	Ended		Ended
	Sept 30,		Sept 30,
	2016	Adj	2016

Net revenues
Fees for services	$5,691,296	$-	$5,691,296
Hosted software services	346,934	-	346,934
Telehealth services	11,845	-	11,845
Total net revenues	6,050,075	-	6,050,075

Operating expenses
Cost of revenues	1,166,996	(160,500)	1,006,496
Write-down of inventory	237,674	-	237,674
Selling, general and administrative	3,582,001		3,582,001
Depreciation and amortization	408,663	-	408,663
Total operating expenses	5,395,334	(160,500)	5,234,834
Operating income	654,741	160,500	815,241
Other expense, net	764,812	-	764,812
Income before provision for income taxes	(110,071)	160,500	50,429
Income tax benefit	45,404	-	45,404
Net income	$(64,667)	$160,500	$95,833

Earnings per share
Basic earnings per common share	$(0.03)	$0.03	$0.00
Diluted earnings per common share	$(0.03)	$0.03	$0.00

Authentidate Holding Corp.

Notes to Condensed Consolidated Financial Statements

The following adjustments were made to the September 30, 2016 Restated Statement of Cash Flows (Unaudited):

AUTHENTIDATE HOLDING CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

	As Originally
	Reported		As Restated
	Three Months		Three Months
	Ended		Ended
	Sept 30,		Sept 30,
	2016	Adj	2016

Cash Flows from Operating Activities
Net Income	$(64,667)	$160,500	$95,833
Adjustments to reconcile net income to cash provided by operating activities
Write off of inventory	237,674	-	237,674
Loss on debt extinguishment	-	-	-
Change in fair value of derivative liabilities	486,219	-	486,219
Deferred taxes	(45,404)	-	(45,404)
Depreciation and amortization	402,574	-	402,574
Share based compensation	89,526	-	89,526
Deferred rent	(19,682)	-	(19,682)
Changes in assets and liabilities
Accounts receivable	(424,904)	-	(424,904)
Inventory	15,832	(160,500)	(144,668)
Prepaid expenses and other current assets	(34,380)	-	(34,380)
Accounts payable	(190,810)	-	(190,810)
Accrued expenses	(541,908)	-	(541,908)
Accrued commissions	(183,659)	-	(183,659)
Deferred rent	-	-	-
Net cash provided by (used by) operating activities	(273,589)	-	(273,589)
Cash flows from investing activities
Purchases of property and equipment	(15,449)	-	(15,449)
Net cash used in investing activities	(15,449)	-	(15,449)
Cash flows from financing activities
Proceeds from note payable - related party	-	-	-
Repayment of notes payable	(525,000)	-	(525,000)
Net cash used in financing activities	(525,000)	-	(525,000)
Net decrease in cash and cash equivalents	(814,038)	-	(814,038)
Cash and cash equivalents beginning of year	1,414,706	-	1,414,706
Cash and cash equivalents end of year	$600,668	$-	$600,668

Authentidate Holding Corp.

Notes to Condensed Consolidated Financial Statements

4.	Inventory

Inventory consists of the following:

	September 30,	June 30,
	2017	2017

Laboratory testing supplies	$377,610	$347,750
Total inventory	$377,610	$347,750

Purchased components of approximately $31,000 and finished goods of $207,000 were written down in the three months ended September 30, 2016 to net realizable value.

5.	Income Taxes

The Company’s effective tax rate for the quarter ended September 30, 2017 and 2016 was 0.0% and 40.2%, respectively. For the quarter ended September 30, 2017, the Company recorded a full valuation allowance with respect to the increase of its deferred tax assets, primarily due to losses incurred for the quarter. The valuation allowance was recorded due to negative evidence of the Company’s recent years’ history of losses. For the quarter ended September 30, 2016, the Company calculated income tax expense based upon an annual effect tax rate forecast. The differences between the effective tax rate and the U.S. federal statutory tax rate of 35% principally resulted from state and local taxes, graduated federal tax rate reductions, changes in the valuation allowance and non-deductible expenses.

At September 30, 2017, the Company had a net deferred tax asset of approximately $11,848,000. Management has considered the realizability of the deferred tax assets and has concluded that a valuation allowance of approximately $26,800,000 should be recorded, related to net operating loss carryforwards that are not anticipated to be realized. Management determined that a valuation allowance was required with respect to the remaining net deferred tax assets. Realization of these assets is primarily dependent on achieving the forecast of future taxable income, as well as prudent and feasible tax planning strategies.

Authentidate Holding Corp.

Notes to Condensed Consolidated Financial Statements

6.	Related Party Notes Payable

	September 30, 2017			June 30, 2017
	Note	Interest rate		Note	Interest rate
	Payable	per annum		Payable	per annum
Secured			Secured
	$1,056,875	5% interest paid annually		$1,056,875	5% interest paid annually
	641,294	5% interest paid annually		641,294	5% interest paid annually
	255,417	5% interest paid annually		255,417	5% interest paid annually
	591,613	5% interest paid annually		591,613	5% interest paid annually

Total	$2,545,199		Total	$2,545,199

Secured

At June 30, 2016, the Company had outstanding a convertible note payable in the aggregate principal amount of $950,000. The note was convertible into shares of common stock at an initial conversion price of $2.25 per share, subject to adjustment. This note had a maturity date of December 17, 2016. Based on the initial conversion price, the note was convertible into up to 422,222 shares of common stock. If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price then in effect, such conversion price would be decreased to equal 85% of such lower price. This note accrued interest at 9% per annum with interest payable upon maturity or on any earlier redemption date. As described in greater detail below under the caption “Exchange Transaction”, on March 20, 2017, this note was exchanged for a new promissory note in the aggregate principal amount of $1,056,875. The new note matures twelve months following such extension date and interest accrues on the principal amount of the new note at the rate of 5% per annum. The new note is secured by a lien on all the Company’s assets and is convertible at the initial conversion price of $2.03 per share.

At June 30, 2016, the Company had outstanding a promissory note in the aggregate principal amount of $320,000. The note was due and payable on April 15, 2016 and interest accrued on the note at the rate of 10% per annum. The note was secured by a first priority lien on certain of AHC assets, as described in a security agreement entered between the Company and the purchaser. The note was convertible into shares of common stock of the Company at an initial conversion price of $4.86 per share. The note was issued to an affiliate of J. David Luce, a former member of the board of directors. On September 1, 2016, the Company entered into an amendment agreement which extended the maturity date to December 1, 2016 at an interest rate of 5% per annum. In consideration for such agreement, the Company agreed that the note would be further modified so that it would be convertible into shares of common stock of the Company at a conversion price of $3.00 per share, which was equal to the most recent closing bid price of the Company’s common stock immediately prior to the execution of the amendment agreement. Based on the modified conversion price, the principal amount of the note was convertible into 106,667 shares of common stock. As described in greater detail below under the caption “Exchange Transaction”, on March 20, 2017, this note was combined with the $200,000 unsecured note held by the same entity and was exchanged for a new promissory note in the aggregate principal amount of $641,294. The new note matures twelve months following such extension date and interest accrues on the principal amount of the new note at the rate of 5% per annum. The new note is secured by a lien on all of the Company’s assets and is convertible at the initial conversion price of $2.03 per share.

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

Authentidate Holding Corp.

Notes to Condensed Consolidated Financial Statements

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

Exchange Transaction

On March 20, 2017, the Company entered into a note exchange agreement with the holders of an aggregate principal amount of $2,170,000 of outstanding promissory notes (the “Original Notes”), which were due and payable, pursuant to which the Company agreed to issue the holders of such notes, in consideration of the cancellation of the Original Notes, new promissory notes in the aggregate principal amount of $2,545,199, which is equal to the sum of the aggregate principal amount of the Original Notes plus the accrued but unpaid interest on the Original Notes (the “New Notes”). The New Notes are convertible into shares of the Company’s common stock at an initial conversion price of $2.03 per share. Based on the initial conversion prices, the New Notes will be convertible into up to 1,253,792 shares of common stock. If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price then in effect, such conversion price will be decreased to equal 85% of such lower price. The foregoing adjustments to the conversion price will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. The conversion price is also subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. These conversion options resulted in a derivative liability valued at $328,422. All the New Notes have a maturity date of one year from the closing date. The New Notes were issued in consideration of the exchange of (i) an aggregate principal amount of $950,000 of Original Notes convertible at a price of $2.25 per share, (ii) an aggregate principal amount of $520,000 of Original Notes convertible at a price of $3.00 per share, and (iii) an aggregate principal amount of $700,000 of unconvertible Original Notes.

During the year ended June 30, 2017, in connection with the exchange of the Original Notes for the New Notes, the Company also agreed with the holder of all outstanding shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) to exchange all of its outstanding shares of Series B Preferred Stock for shares of a new series of convertible preferred stock designated as Series E Convertible Preferred Stock (the “Series E Preferred Stock”). Accordingly, on March 20, 2017, the Company also entered into a separate exchange agreement with the holder of the shares of Series B Preferred Stock, to exchange such shares for a total of 25,000 shares of Series E Preferred Stock. Each share of Series E Preferred Stock will have a stated value of $30.00 per share. Pursuant to this exchange agreement, the holder of the shares of Series B Preferred Stock agreed to waive all unpaid dividends that had accrued on the shares of Series B Preferred Stock. The shares of Series E Preferred Stock are initially convertible by the holder into an aggregate of 187,500 shares of common stock at the initial conversion rate of $4.00 per share. The conversion price of the new preferred stock is subject to adjustment solely in the event of stock dividends, combinations, splits, recapitalizations, and similar corporate events. The right of holders of Series E Preferred Stock to convert these securities into common stock is subject to a 4.99% beneficial ownership limitation, which beneficial ownership limitation may be increased by a holder to a greater percentage not more than 9.99% after providing notice to the Company.

The New Notes bear interest at the rate of 5% per annum with interest payable upon maturity, the conversion of the New Notes or on any earlier redemption date. Beginning one month after the Company’s common stock is listed for trading on a national securities exchange, and Company will have the right to redeem all or any portion of the outstanding principal balance of the New Notes, plus all accrued but unpaid interest at a price equal to 110% of such amount. The holders of the New Notes shall have the right to convert any or the entire amount to be redeemed into common stock prior to redemption. Subject to certain exceptions, the New Notes contain customary covenants against incurring additional indebtedness and granting additional liens and contain customary event default. Upon the occurrence of an event of default under the New Notes, the holders may require the Company to repay all or a portion of the note in cash, at a price equal to 110% of the principal, plus accrued and unpaid interest.

Authentidate Holding Corp.

Notes to Condensed Consolidated Financial Statements

Loss on Extinguishment of Debt

In accordance with ASC 470-50, “Debt – Modifications and Extinguishments”, the Company’s note exchange agreement was tested to determine whether a debt modification or debt extinguishment had occurred. Based on management’s review, debt extinguishment accounting applied. A loss on extinguishment of $258,037 resulted from the exchange, and was recorded in fiscal year 2017. No expense was incurred in the quarter ended September 30, 2017. The loss consists of the resulting derivative liability of $328,422 from embedded conversion options in the New Notes and the additional value of $50,000 of the Series E Preferred Stock compared to the Series B Preferred Stock, offset by the waiving of the unpaid Preferred Series B dividends of $120,385.

7.	Equity

Preferred Stock

As of September 30, 2017, there were 25,000 shares of Series E Convertible Preferred Stock outstanding. The shares of Series E Preferred Stock are initially convertible into an aggregate of 187,500 shares of common stock at the initial conversion rate of $4.00 per share. The conversion price of the Series E Preferred Stock will be subject to adjustment solely in the event of stock dividends, combinations, splits, recapitalizations, and similar corporate events and does not provide for general price-based anti-dilution adjustments. Each share of Series E Preferred Stock has a stated value of $30.00 per share and has the following rights and preferences: (i) each holder of the Series E Preferred Stock has the right, at any time, to convert the shares of Series E Preferred Stock into shares of common stock, (ii) the Series E Preferred Stock is redeemable at the Company’s option commencing one year after the original issuance date, provided that the Company’s common stock is listed on a national securities exchange at such time, and (iii) the Series E Preferred Stock will pay dividends at the rate of 5% per annum in cash. The shares of Series E Preferred Stock were issued in a transaction with the holder of the Company’s previously outstanding shares of Series B Preferred Stock to exchange the shares of Series B Preferred Stock for the shares of Series E Preferred Stock. Pursuant to the exchange agreement for the preferred stock, the holder of the shares of Series B Preferred Stock agreed to waive all unpaid dividends that had accrued on the shares of Series B Preferred Stock. At September 30, 2017, the Company has accrued dividends of approximately $20,000 on the Series E Preferred Stock which remain unpaid.

As of September 30, 2017, there are 605,000 shares of Series D Convertible Preferred Stock outstanding. The Series D Preferred Stock can be converted by the holders into an aggregate of 619,154 shares of common stock at an initial conversion rate of $9.77139 per share. The holders of such shares have the right to convert the preferred shares at any time, although the shares received upon conversion may not be offered or sold except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The Company has the right to repurchase the outstanding Series D Preferred Stock at a redemption price equal to $10.00 per share, plus accrued and unpaid dividends, and to require holders to convert their Series D Preferred Stock beginning in June 2016. Dividends on the Series D Preferred Stock accrue at a rate of 5% per annum and are payable semi-annually in cash or stock at the Company’s option. At September 30, 2017, the Company has accrued dividends in the amount of approximately $711,000 on the Series D Preferred Stock, which remain unpaid.

The Company’s preferred stock takes precedence over Common Stock but ranks below debt in the event of liquidation. In addition, the Series D Convertible Preferred Stock ranks above the Series E Convertible Preferred Stock.

Earnings per Share

FASB ASC Topic 260, Earnings per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of ordinary shares outstanding during the period, while diluted earnings per share is calculated to include any dilutive effects to ordinary shares. For the three months ended September 30, 2017, our ordinary share equivalents consisted of stock options, restricted stock units, convertible debt, preferred stock and warrants.

Authentidate Holding Corp.

Notes to Condensed Consolidated Financial Statements

	Three Months Ended
	September 30,
	2017	2016
Basic earnings (loss) per share
Net income (loss)	$(1,126,523)	$95,833
Preferred stock dividends	(84,550)	(100,624)
Net income (loss) available to common shareholders after preferred stock dividends	$(1,211,073)	$(4,791)
Weighted average shares used in the computation of basic earnings per share	7,249,370	5,772,258

Earnings (loss) per share - basic	$(0.17)	$(0.00)

Dilutive earnings (loss) per share
Income (loss) available to common shareholders	$(1,211,073)	$(4,791)
Weighted average shares used in the computation of diluted earnings per share	7,249,370	5,772,258
Dilutive effect of options, warrants, convertible debt and convertible preferred stock	-	-
Shares used in the computation of diluted earnings (loss) per share	7,249,370	5,772,258

Earnings (loss) per share - diluted	$(0.17)	$(0.00)

Anti-Dilutive Options Excluded	1,253,793	5,354,203

Common Stock Warrants

A schedule of common stock warrant activity for the three months ended September 30, 2017 is as follows:

Warrant Activity	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding June 30, 2017	4,150,535	$4.67	3.87	$42,582
Issued	-
Expired	-	$-	-
Outstanding September 30, 2017	4,150,535	$4.67	3.13	$-
Exercisable, September 30, 2017	4,094,979	$4.56	3.16	$-

Authentidate Holding Corp.

Notes to Condensed Consolidated Financial Statements

8.	Share-Based Compensation

Stock option activity under the Company’s stock option plans for employees and non-executive directors for the three months ended September 30, 2017 is as follows:

Employee Option Activity	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding June 30, 2017	226,902	9.04	6.34	$-
Granted	50,000	2.00	9.95	-
Expired/Forfeited	(5,556)	24.48	-
Outstanding September 30, 2017	271,346	9.58	7.00	$-

Exercisable September 30, 2017	149,917	11.94	4.99	$-

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Non-Executive Option Activity	Options	Price	Life (Years)	Value
Outstanding June 30, 2017	602,311	3.57	6.11	$-
Granted	45,555	1.59	9.97	-
Expired/forfeited	(35,901)	4.01	-	-
Outstanding and exercisable September 30, 2017	611,965	3.40	7.58	$-

Restricted stock unit activity under the Company’s restricted stock unit plans for employees and non-executive directors for the three months ended September 30, 2017 is as follows:

Employees Information	Number of RSUs	Weighted Average Grant Date Fair Value

Outstanding June 30, 2017	411,429	$1.75
Granted	25,000	2.00
Expired/Forfeited	-	-
Outstanding September 30, 2017	436,429	1.76

Authentidate Holding Corp.

Notes to Condensed Consolidated Financial Statements

9.	Fair Value Measurements and Other Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, prepaid expenses, and other current assets, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

In connection with the issuance of a convertible promissory note as discussed in Note 6, the Company evaluated the note agreement to determine if the agreement contained any embedded components that would qualify the agreement as a derivative. The Company identified certain put features embedded in the convertible note agreement that potentially could result in a settlement in the event of a fundamental transaction, requiring the Company to classify the conversion feature as a derivative liability.

The Company’s Level 3 financial liabilities consist of the derivative conversion features of underlying convertible debt and warrants issued in 2011 to 2015. The Company valued the conversion features using the Black Scholes model prior to the three months ended September 30, 2016 and the Monte Carlo model for all periods thereafter. These models incorporate transaction details such as the Company’s stock price, contractual terms maturity, risk free rates and volatility as of the date of issuance and each balance sheet date. The decrease in the value of the conversion feature of the convertible debt and warrants issued was primarily due to the decrease in the stock price during 2017 compared with prior years.

The Company utilized the following assumptions in valuing the derivative conversion features:

Exercise Price	$2.07
Risk free interest rate	1.56%-2.00%
Expected volatility	50%
Remaining Term	2.69-5.82 years

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The fair value of AHC financial instruments, using the fair value hierarchy under U.S. GAAP detailed in “Fair Value Measurements” in Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards,” of the Notes to the Condensed Consolidated Financial Statements are included in the table below.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liabilities at every reporting period and recognizes gains and losses in the statement of operations that are attributable to the change in the fair value of the derivative liabilities.

The following tables provide a summary of the changes in fair value, including net transfers in and/or out, of all financial assets / (liabilities) measured at the fair value on a recurring basis using significant unobservable inputs during the quarter ended September 30, 2017.

Authentidate Holding Corp.

Notes to Condensed Consolidated Financial Statements

		Convertible
	Warrants	Notes	Total

Balance - June 30, 2017	$435,036	$116,004	$551,040

Change in fair value of derivative liabilities	(29,718)	(43,573)	(73,291)

Balance - September 30, 2017	$405,318	$72,431	$477,749

	Fair
	Value	Level 1	Level 2	Level 3

June 30, 2017 derivative liabilities	$551,040	$-	$-	$551,040

September 30, 2017 derivative liabilities	$477,749	$-	$-	$477,749

Derivative Instruments

For the quarter ended September 30, 2017, the Company recorded non-cash income of approximately $73,000 in other income (expenses) for the changes in fair value of the derivative liabilities.

10.	Commitments and Contingencies

A complaint was filed by a former independent contractor in the State of Louisiana who was involved in the sales and marketing of the Company’s products and services. The caption of the case is Medlogic, LLC and Malena F. Badon Vs. Peachstate Health Management, LLC., Pyarali Roy, and Universal. Plaintiff alleges certain commissions had not been paid in full. The Company believes the contractor was overpaid and has asserted a counter claim and has asserted and has asserted a counter claim for reimbursement of such overpayments. The Company intends to vigorously defend the claim and pursue the counter claim. The parties have completed initial discovery and the matter remains pending. The Company believes the resolution of this matter will not have a material effect on its financial statements.

Regarding the termination of the Company’s employment relationship with certain executives, including the former Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of AHC, the Company has been reviewing its severance obligations to them and the vesting of other post-termination provisions. The Company believes that it has accrued all related severance costs as of September 30, 2017 related to the past terminations.

The former CEO of AHC commenced arbitration proceedings against AHC before the American Arbitration Association (“AAA”). A demand for arbitration was filed with the AAA on or about June 22, 2016 by the former CEO, O’Connell Benjamin, requesting payment of severance compensation of $341,620 and other benefits, including the vesting of certain stock option awards, pursuant to an employment agreement. The parties have opted to pursue mediation in their attempt to resolve the matter, and a mediation session was held on October 30, 2017. The Company believes that it has valid defenses to Mr. Benjamin’s claims and intends to defend this matter accordingly.

On August 24, 2017, the Company commenced suit against Mr. Richard G. Hersperger, a former company director and officer, to recover 38,321 shares of common stock and to obtain declaratory relief terminating all further obligations to Mr. Hersperger. The case was filed in the Superior Court of Hall Country, State of Georgia under the caption Authentidate Holding Corp. and Peachstate Health Management, LLC d/b/a Aeon Clinical Laboratories v. Richard G. Hersperger, Case No. 2017-CV-1686-B. The complaint also seeks damages based on common law fraud and breach of fiduciary duty. Relating to his resignation from the Company’s board of directors, Mr. Hersperger threatened to commence litigation against us and certain of our directors. In the event Mr. Hersperger does commence any legal proceedings, the Company believes that it will have numerous valid defenses to any claims and will vigorously contest any such claims.

Authentidate Holding Corp.

Notes to Condensed Consolidated Financial Statements

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

On May 3, 2017, the Company received notice from the Office for Civil Rights (“OCR”) of the U.S. Department of Health and Human Services (“HHS”) informing the Company that the OCR is conducting a review of the Company’s compliance with applicable Federal Standards for Privacy of Individually Identifiable Health Information and/or Security Standards for the Protection of Electronic Protected Health Information. The OCR is the division of HHS charged with enforcing the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), and the privacy, security and data breach rules which implement HIPAA (“HIPAA Rules”). The OCR reviewed the Company’s premises and conducted interviews on May 23, 2017. The OCR may, among other things, require a corrective action, issue penalties, or reach a monetary settlement. The Company continues to work on a resolution with the OCR. The Company does not expect a material adverse determination on its consolidated financial position, results of operations and cash flows.

The Company is the plaintiff in a case captioned Peachstate Health Management, LLC d/b/a Aeon Clinical Laboratories v. Radius Foundation, Inc. and William Bramlett, Ph.D., filed on June 13, 2017 in the State Court of Hall County, State of Georgia. On October 10, 2017, Plaintiff filed a motion for default judgment requesting an order of judgment in the principal amount of $116,650. The Court has since requested additional information from the Company relating to details of the parties’ business relationship which the Company is in the process to providing in order to secure an Order for Default Judgment.

The Company is the plaintiff in a case captioned Peachstate Health Management, LLC d/b/a Aeon Clinical Laboratories v. Trimana, LLC d/b/a Via Medical Center filed on April 29, 2016 in the State Court of Hall County, State of Georgia. Service of the Summons and Complaint was perfected upon the Defendant on October 11, 2017, and an Answer is due to be filed by the Defendant on or before November 10, 2017. The Company’s Complaint seeks $104,442 along with interest and attorney fees.

The Company is also subject to claims and litigation arising in the ordinary course of business. Management considers that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would not have a material adverse effect on the consolidated financial position, results of operations or cash flows.

The Company has entered into various agreements by which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by the Company under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by the Company and to dispute resolution procedures specified in the particular contract. Further, obligations under these arrangements may be limited in terms of time and/or amount and, the Company may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to their conditional nature and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2017, the Company is not aware of any obligations under such indemnification agreements that would require material payments.

11.	Related Party Transactions

Except as disclosed herein, the Company has not entered into any material transactions or series of similar transactions with any director, executive officer or any security holder owning 5% or more of common stock since July 1, 2016.

AEON leases its facilities from Centennial Properties of Georgia, LLC under a lease agreement commencing April 2014, as amended January 20, 2016. The lease provides for a term of 12 years expiring March 2032. The lease payments range from $46,500 to a maximum of $60,000. In connection with the lease agreement, as security for its rent and other obligations under the lease, AEON has provided to the landlord a first priority lien and security interest in substantially all its assets. The landlord under the lease is Centennial Properties of Georgia, LLC a Georgia limited liability company. Centennial is owned by Sonny Roshan, Shawn Desai, Pyarali Roy and Sohail Ali, all of whom were AEON members and received common stock in Authentidate as a result of the Acquisition. Mr. Roshan serves as the Chairman and CEO of Authentidate. Mr. Desai is the Chief Technology Officer of AEON. Mr. Roy is the Chief Strategy Officer of AEON. Related party rent expense for the three months ending September 30, 2017 and 2016 was $144,000 and $139,500, respectively.

Authentidate Holding Corp.

Notes to Condensed Consolidated Financial Statements

The Company holds certain related party notes payable with shareholders and affiliates of board members of the Company, as detailed in Note 6. Interest expense relating to these notes amounted to approximately $32,000 and $87,000 for the three months ended September 30, 2017 and 2016, respectively.

Effective as of January 31, 2017, the Company accepted a short-term loan in the aggregate principal amount of $250,000 from Hanif A. Roshan, the Company’s Chief Executive Officer and Chairman of the Board. To evidence the loan, the Company issued Mr. Roshan a promissory note (the “Note”) in the aggregate principal amount of $250,000. The Note was an unsecured obligation of the Company, and was note convertible into equity securities of the Company. The Note was due and payable on the 30-day anniversary of the issue date and interest accrued on the Note at the rate of 12% annum. The Note was exchanged for a new secured convertible note in the exchange transaction described above in Note 6 under the caption “Exchange Transaction”.

AHC entered into a lease agreement with Hanif A. (“Sonny”) Roshan (the “landlord”) for a residential premises at 5455 Golf View Drive, Braselton, Georgia 30517 for a term of one year beginning on January 1, 2017 and ending on December 31, 2017 for a fixed rent in monthly installments of $7,500 due and payable by the first day of each month. The lease is renewable with a 3% increase in rent for each renewal. The tenant is responsible for utilities and insurance with the landlord responsible for maintenance and taxes on the premises. Rent expense for this premises was $22,500 for the quarter ended September 30, 2017.

12.	Segment Information

The Company is operated as two segments: laboratory testing services (AEON), and web-based software (AHC). Laboratory testing services includes the testing of an individual’s blood, urine or saliva for the presence of drugs or chemicals and the patient’s DNA profile. Web-based software provide secure web-based revenue cycle management applications and telehealth products and services that enable healthcare organizations to increase revenues, improve productivity, reduce costs, coordinate care for patients and enhance related administrative and clinical workflows and compliance with regulatory requirements. Management currently runs each segment separately and measures profitability and operational performance based on the financial records independently maintained by two separate systems.

Selected financial information related to the Company’s segments is presented below:

	Authentidate	AEON	Total

Three Months ended September 30, 2017
Net revenues	247,670	$3,110,383	$3,358,052
Cost of revenues	55,127	1,073,449.18	1,128,576
Operating expenses	873,385	3,618,988	4,492,373
Operating loss	(625,715)	(508,606)	(1,134,321)

Three Months ended September 30, 2016
Net revenues	$358,779	$5,691,296	$6,050,075
Cost of revenues	63,784	942,712	1,006,496
Operating expenses	597,282	4,637,552	5,234,834
Operating income (loss)	(302,286)	1,117,527	815,241

September 30, 2017
Total assets	$12,156,978	$3,695,243	$15,852,221

June 30, 2017
Total assets	$11,772,874	$4,958,804	$16,731,678

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this Quarterly Report on Form 10-Q are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements regarding events, conditions and financial trends that may affect the Company’s future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include:

•	Changes in U.S., state, local and third-party payer regulations or policies or other future reforms in the healthcare system (or in the interpretation of current regulations), new insurance or payment systems, including state, regional or private insurance cooperatives (e.g., Health Insurance Exchanges), affecting governmental and third-party coverage or reimbursement for clinical laboratory testing;

•	Significant fines, penalties, costs and/or damage to the Company’s reputation arising from the failure to comply with U.S. and international privacy and security laws and regulations, including the Health Insurance Portability and Accountability Act of 1996, Health Information Technology for Economic and Clinical Health Act, U.S. state laws and regulations, and laws and regulations of the European Union and other countries;

•	Loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of, the law or regulations of the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988;

•	Penalties or loss of license arising from the failure to comply with the U.S. Occupational Safety and Health Administration requirements and the U.S. Needlestick Safety and Prevention Act, or similar laws and regulations of U.S., state, local or international agencies;

•	Fines, unanticipated compliance expenditures, suspension of manufacturing, enforcement actions, injunctions, or criminal prosecution arising from failure to maintain compliance with current good manufacturing practice (cGMP) regulations and other applicable requirements of various regulatory agencies;

•	Changes in testing guidelines or recommendations by government agencies, medical specialty societies and other authoritative bodies affecting the utilization of laboratory tests;

•	Increased competition, including price competition, competitive bidding and/or changes or reductions to fee schedules and competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry;

•	Failure to obtain and retain new customers or a reduction in tests ordered, specimens submitted or services requested by existing customers;

•	Customers choosing to insource services that are or could be purchased from the Company;

•	Damage or disruption to the Company’s facilities;

•	Failure to identify, successfully close and effectively integrate and/or manage newly acquired businesses; and

•	Adverse results in litigation matters.

These and certain other factors are discussed in this Quarterly Report and from time-to-time in other Company reports filed with the Securities and Exchange Commission (the “SEC”). The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether because of new information, future events or otherwise, except as required by law.

The AEON Acquisition

On January 27, 2016, AEON was merged into a newly formed acquisition subsidiary of AHC (the “Aeon Acquisition”) pursuant to a definitive Amended and Restated Agreement and Plan of Merger dated January 26, 2016, as amended on May 31, 2016 and December 15, 2016 (collectively the “Merger Agreement”). The merger certificate was filed with the Secretary of State of Georgia on January 27, 2016, and AEON survived the merger as a wholly-owned subsidiary of AHC. The acquisition of AEON requires us to pay certain Earn–out Payments (as defined and described below) to the former members of AEON upon achievement of certain financial milestones. The Earn-out Payments must be paid in shares of our common stock. In accordance with the Merger Agreement, the members of AEON prior to the effective time of the AEON Acquisition became holders of shares of common stock, issuable in tranches as described below. The closing of the AEON acquisition occurred on January 27, 2016 and the Company filed a Current Report on Form 8-K on February 1, 2016 regarding the AEON Acquisition in accordance with the SEC regulations.

Pursuant to the terms of the Merger Agreement, among other things:

•	Following the AEON Acquisition, AEON is operated as a separate entity.

•

The former members of AEON prior to the effective time of the AEON Acquisition became holders of shares of common stock issuable in tranches as follows (the payments referred to in (b), (c), (d) and (e) below are hereinafter referred to as the “Earn-out Payments”):

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

The Merger Agreement provides that the above-referenced EBITDA targets are subject to adjustment on an annual basis, for each percentage increase or decrease above a ten percent threshold, of the CMS reimbursement rate levels for the services that AEON provides to its customers. The CMS rates changed in 2016 and 2017 and the Company anticipates that the original EBITDA thresholds will be materially reduced.  The Company has recently engaged a valuation consultant to evaluate the impact of the CMS rate changes on the target EBITDA threshold values.

Basis of Presentation

On January 27, 2016, AEON completed the transactions contemplated by the Merger Agreement with AHC under which AEON merged with a wholly-owned subsidiary of AHC and will be operated as a separate entity. The merger was accounted for as a reverse acquisition with AEON treated for accounting purposes as the acquirer. As such, the financial statements of AEON are treated as the historical financial statements of the Company. For the periods prior to the closing of the reverse acquisition the disclosure below relates to the historical business and operations of AEON. The balance sheet as of June 30, 2017 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

AEON is an innovator in genomic testing with a number of established genetic tests in use today in the areas of pharmacogenomics and cancer genetic testing and a pipeline of additional tests in development which it plans to bring to market over the coming eighteen months. AEON is investing to expand its genetic testing capabilities to address the rapidly increasing demand for personalized medical analysis that involves using an individual’s genetic profile to guide decisions regarding the prevention, diagnosis, and treatment of disease. AEON strives to offer unique testing specifically designed for its increased focus on personalized medicine, with superior service levels. In this effort, AEON provides advanced testing in DNA pharmacogenomics, cancer genetics and molecular microbiology. Genomic testing is more complex than conventional toxicology testing, requires unique knowledge and significantly more sophisticated equipment and bioinformatics. As a result, genomic testing commands higher prices while enjoying significantly less competition.

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

AEON supports its national client base from its Gainesville, Georgia headquarters. AEON is focused on technology innovation and efficiency, utilizing state of the art testing equipment and its proprietary methodologies to provide some of the fastest and most reliable test results in the nation. AEON focuses on a service model that emphasizes the importance of the test result for both the client and the patient. By focusing on fast, accurate turnaround of test results and the ability to integrate directly with the electronic medical records of clients, AEON believes it can provide clients a unique service that larger clinical laboratories cannot match. Because of the emphasis on its service model, AEON believes it is ideally positioned to be a preferred lab provider for personalized medicine. The majority of AEON’s current testing volume is in toxicology; however, AEON has recently placed focus and emphasis on growing its DNA pharmacogenomics and cancer genetic testing in response to growing market demand for personalized medical testing.

Overview of AHC Business

AHC provides secure web-based revenue cycle management applications and telehealth products and services that enable healthcare organizations to (i) increase revenues, (ii) improve productivity, (iii) reduce costs, (iv) organize care for patients and (v) enhance related administrative and clinical workflows and compliance with regulatory requirements. AHC’s web-based services are delivered as Software as a Service (SaaS) to its customers interfacing seamlessly with billing and document management systems. These solutions incorporate multiple features and security technologies such as business-rules based electronic forms, intelligent routing, transaction management, electronic signatures, identity credentialing, content authentication, automated audit trails and remote patient management capabilities. Both web and fax-based communications are integrated into automated, secure and trusted workflow solutions.

Outlook and Trends

Current industry estimates relied on by management indicate that over $3.0 trillion is spent annually on healthcare in the United States. Management believes that demand for laboratory testing services is expected to continue to grow due to a number of factors including the movement towards preventative care, the aging population, higher illicit drug use and the increasing trend towards personalized and value-based medicine. As such, the healthcare system in the United States will continue to evolve and significant change is taking place in the system. There are a number of key trends that are having, and that we expect will continue to have, a significant impact on the diagnostic information services business in the United States and on our business. These trends present both opportunities and risks. However, because of the nature of the services we provide, we believe that the industry will continue to grow over the long term and that we are well positioned to benefit from the long-term growth expected in the industry.

Consistent with the last few years, we expect downward reimbursement pressure for our Aeon business will continue to be experienced in fiscal 2018. As a result of the size of the overall healthcare spend, market participants, including governments, continue to focus on controlling costs, including potentially by changing reimbursement for healthcare services (including but not limited to a shift from fee for service to capitation), changing medical coverage policies (e.g., healthcare benefits design), requiring pre-authorization of laboratory testing, requiring co-pays, introducing laboratory spend management utilities and payment and patient care innovations. As health plans and government programs require greater levels of patient cost-sharing, our patient collections could be negatively impacted and adversely impact our bad debt expense. In addition, there could be a shift to capitation arrangements where we agree to a predetermined monthly reimbursement rate for each member enrolled in a restricted plan, generally regardless of the number or cost of services provided by us.

Fees for the laboratory services we provide are reimbursed by Medicare, Medicaid and commercial payors and are established in the Clinical Laboratory Fee Schedule (CLFS). Historically, these fee schedules are subject to annual adjustments. During the quarter ended September 30, 2017, 39% of the Company’s revenue was reimbursed from Medicare under the CLFS with the balance of the Company’s revenue derived from commercial insurance providers and Medicaid. For the quarter ended September 30, 2017, toxicology testing represented approximately 93% of all of laboratory testing services that the Company provided. Further, during the quarter ended September 30, 2017, approximately 79% of the Company’s revenues from laboratory testing services were derived from the provision of toxicology testing services.

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

Beginning in calendar 2016, commercial and government payors focused on reducing payments to clinical laboratories by imposing more stringent payment guidelines in their adjudication processes. Additionally, effective January 2016, the Centers for Medicare and Medicaid Services (CMS) substantially reduced the unit reimbursement rate for many of the tests typically performed by the Company, along with the number of tests that CMS would reimburse. Because Medicare and Medicaid accounts for close to 50% of our annual revenue, these factors have had a substantial negative impact on our revenue.  During calendar 2017, CMS reimbursement rates for the tests we performed increased by an average of 18% to $253.87.

We experienced an overall decrease in revenues for the quarter ended September 30, 2017, as compared to the quarter ended September 30, 2016, largely due to the imposition of more stringent payment guidelines described above, and a reduction in transaction volume resulting from our large customer base concentration in the southeastern United States which was adversely impacted by severe weather events. Further, revenues for the fiscal quarter ended September 30, 2017, also reflect the adjustment of our revenue estimates based on historical experience.

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

The President of the United States has announced that he favors repealing the Affordable Care Act (“ACA”), and leaders of the Republican-controlled federal legislature also have taken substantial efforts in an attempt to repeal and replace the ACA during 2017. While no efforts to repeal and/or replace the ACA have been successful as of yet, further Congressional efforts to repeal, amend, replace, or reform the ACA are possible. If such legislation were to become law, it could have a significant impact on the U.S. healthcare system. Uncertainty regarding the ACA prior to any such repeal, amendment, replacement or reform could create uncertainty generally in the healthcare market. Also, the trend of consolidating, converging and diversifying among customers and payers has continued. Consolidation is increasing price transparency and bargaining power, and encouraging internalization of clinical testing.

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

Critical Accounting Policies

The Company’s Critical Accounting Policies are listed in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Going Concern. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued).

Restatement of Previously Issued Financial Statements

While preparing its financial statements for the fiscal year ended June 30, 2017, the Company reviewed its accounting for certain assets held as inventory and determined that its accounting treatment of such items during fiscal 2017 was not appropriate. After reevaluating its financial statements for each of the quarterly periods of September 30, 2016, December 31, 2016 and March 31, 2017 to assess the impact of this topic, management determined that the changes to the financial statements for the interim quarterly periods occurring during fiscal 2017 were material. Consequently, the Company restated its financial statements previously reported on Forms 10-Q for the periods ended September 30, 2016, December 31, 2016 and March 31, 2017 in its Annual Report on Form 10-K for the fiscal year ended June 30, 2017. See Note 3 to the Condensed Consolidated Financial Statements. The restatements primarily reflect adjustments to (i) correct for understating the carrying value of inventory in the Condensed Consolidated Balance Sheets for each of the quarterly periods; and (ii) correct for understating net income and overstating cost of revenues in the Condensed Consolidated Statements of Income for each of the quarterly periods occurring during fiscal 2017.

Recent Accounting Pronouncements. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information of certain accounting standards that have been adopted during fiscal 2017 and the first quarter of fiscal 2018 and certain accounting standards that we have not yet required in implement and may be applicable to our future operations.

Results of Operations

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Revenues were approximately $3,358,000 for the three months ended September 30, 2017 compared to approximately $6,050,000 for the three months ended September 30, 2016. The Company experienced a 25% decrease in sample volume in the three months ended September 30, 2017 compared to September 30, 2016, in part due to our large customer base concentration in the southeastern United States which was impacted by severe weather.

Cost of revenues for the three months ended September 30, 2017 increased to approximately $1,129,000 (33.6% of total revenue) compared to approximately $1,006,000 (16.6% of total revenue) for the three-month period ended September 30, 2016. The increase in cost of revenue in the current year is primarily due to an increase in the cost of materials to approximately $318,00 in 2017 versus $145,000 in 2016, which is primary due to the timing of purchases. In addition, an adjustment which reduced cost of revenues by $161,000 is thoroughly explained in Note 3 to the condensed consolidated financial statements caused 2016 revenue to be less than 2017.

Write-down of inventory comprised of purchased components of approximately $31,000 and finished goods of $207,000 were written down in the three months ended September 30, 2016 to net realizable value. There was no write-down in the three months ended September 30, 2017.

Gross margin as a percent of revenue for the three-month period ended September 30, 2017 was 66.4% as compared to 83.4% for the three-month period ended September 30, 2016. The decrease in the gross margin % in the current quarter is primarily due to the decrease in revenue and increase in cost of revenue described above.

 Selling general and administrative (SG&A) expenses decreased to approximately $3,072,000 or 91.5% for the three months ended September 30, 2017 compared to $3,492,000 or 57.7% for the prior year three-month period. The decrease in the current period expense is primarily due to the decrease in commissions with the higher percentage of revenue caused by fixed costs being a higher percentage of revenue.

Share based compensation decreased to approximately $69,000 from $90,000 for the three months ended September 30, 2017 and 2016, respectively.

Depreciation and amortization expense was approximately $223,000 and $409,000 for the three-month period ended September 30, 2017 and 2016, respectively. The decrease is primarily due to the Authentidate fixed assets being written off at June 30, 2017 and AEON fixed assets becoming fully depreciated.

Other income was approximately $7,798 compared to expense of $765,000 for the three months ended September 30, 2017 and 2016, respectively. The expense in the three months ended September 30, 2016 was primarily due to an increase in the value of derivative liabilities, which related to warrants and convertible debt.

Provision for income tax was income of $0 and income of $45,000 for the three months ended September 30, 2017 and 2016, respectively.

Net loss for the three months ended September 30, 2017 was approximately $1,126,523 or $0.17 per basic and diluted share as compared to net income of approximately $96,000 for the prior year period due to the reasons mentioned above.

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

Cash Flows

At September 30, 2017, unrestricted cash and cash equivalents amounted to approximately $734,000 and total assets at that date were approximately $15,852,000 compared to June 30, 2017 cash and cash equivalents of approximately $1,121,763 and total assets of approximately $16,732,000. Our current estimated monthly cash requirement is approximately $1,300,000. Currently, our available cash and cash equivalents as of the filing date of this Quarterly Report on Form 10-Q is approximately $278,000. Net cash used by operating activities for the quarter ended September 30, 2017 was approximately $388,000, and total cash used was approximately $388,000.

Going Concern

As of the filing date of this Quarterly Report on Form 10-Q, there is outstanding an aggregate principal amount of $2,545,199 of senior secured convertible notes with a maturity date of March 20, 2018 and a secured note subordinated to the interests of the existing senior lenders in the principal amount of $240,000 with a maturity date of June 15, 2018 and is included in accrued expenses on the condensed consolidated balance sheet. We expect existing resources, revenues generated from operations, and proceeds received from other transactions we are considering (of which there can be no assurance) to satisfy working capital requirements for at least the next twelve months; however, no assurances can be given, that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy our other obligations. The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. Accordingly, the Company needs to raise additional capital and are exploring potential transactions to improve our capital position. Unless we can increase revenues substantially or generate additional capital from other transactions, our current cash resources will only satisfy our working capital needs for a limited period of time.

The Company does not have a bank line of credit or other fixed source of capital reserves. We are exploring potential transactions to improve our capital position to ensure we can meet our financing and working capital requirements. We would expect to raise additional funds through obtaining a credit facility from an institutional lender or undertaking private debt financings. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing or preferred stock, if available, may involve covenants that restrict our business activities and options and such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. We may also enter into financing transactions which involve the granting of liens on our assets or which grant preferences of payment from our revenue streams, all of which could adversely impact our ability to rely on our revenue from operations to support our ongoing operating costs. Alternatively, we may seek to obtain new financing from existing security holders, which may include reducing the exercise or conversion prices of outstanding securities, or the issuance of additional equity securities. Currently, we do not have any definitive agreements with any third-parties for such transactions and there can be no assurance; however, that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially or potentially suspend operations, any of which would have a material adverse effect on our business, financial condition and results of operations.

Management has concluded that due to the conditions described above, there is substantial doubt about the entity’s ability to continue as a going concern. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance will provide sufficient capital to continue operations through fiscal 2018. While our plan is to raise capital from commercial operations and/or product partnering opportunities to address our capital deficiencies and meet our operating cash requirements, there is no assurance that our plans will be successful. If we fail to generate sufficient capital from commercial operations or partnerships, we will need to seek capital from other sources and risk default under the terms of our existing loans. We cannot assure you that financing will be available on favorable terms or at all. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Furthermore, despite our optimism regarding the future of the Company, even if the Company is adequately funded, there is no guarantee that any of our services will perform as hoped or that such services can be successfully commercialized.

Contractual Commitments

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Leases
Operating	$6,311,000	$720,000	$1,501,000	$1,484,000	$2,606,000
Capital	8,000	8,000	-	-	-
Total lease obligations	6,319,000	728,000	1,501,000	1,484,000	2,606,000
Total debt obligations	-	2,672,459	-	-	-
Severance	-	240,000	-	-	-
Total obligations	$6,319,000	$2,912,459	$1,501,000	$1,484,000	$2,606,000

AEON’s leases its facilities under a lease agreement dated March 1, 2014, as amended January 20, 2016. The lease, as amended, provided for a term of 12 years expiring March 2026.

Monthly
Rent	Start	End
($)

48,000	04/01/17	03/31/18
49,500	04/01/18	03/31/19
51,000	04/01/19	03/31/20
52,500	04/01/20	03/31/21
54,000	04/02/21	03/31/22
55,500	04/02/22	03/31/23
57,000	04/02/23	03/31/24
58,500	04/01/24	03/31/25
60,000	04/02/25	03/31/26

In connection with the lease agreement, as security for its rent and other obligations under the lease, AEON has provided to the landlord a lien and security interest in substantially all its assets.

The landlord under the lease is Centennial Properties of Georgia, LLC, a Georgia limited liability company. Centennial is owned by Sonny Roshan, Shawn Desai, Pyarali Roy and Sohail Ali, all of whom are former members of AEON and have received and may in the future receive common stock because of the Merger.

The Company has entered into a lease for its offices in New Jersey, which has a term of six years following the occupancy date and annual rentals ranging from approximately $135,000 in the first year to $148,000 in the final year. The lease also provides AHC with a one-time option to renew the lease for a term of five years at the then-current market rate and, provided AHC pays an early termination fee, allows AHC an early termination option on each of the 18-month, 27-month and 36-month anniversary dates of the effective date of the amendment. As part of the lease agreement, AHC reduced its letter of credit securing its lease payments to approximately $121,000, which was collected by the landlord in the first quarter of fiscal year 2018. The Company is currently in negotiations to terminate this lease obligation and although not guaranteed, expects to be successful during fiscal year 2018.

Other Matters

The events and contingencies described below have impacted or may impact our liquidity and capital resources.

In connection with the private placement of Series D Preferred Stock in June 2013, we issued 665,000 shares of Series D 5% Convertible Preferred Stock. Presently, there are 605,000 shares of Series D Preferred Stock outstanding. The Series D Preferred Stock is convertible into 619,154 shares of AHC common stock at the conversion rate of $9.77139 per share. Each share of Series D Preferred Stock has a stated value of $10.00 per share. The Company has the right to repurchase these shares at the stated value per share, plus accrued and unpaid dividends and to require the holders to convert such securities into common stock starting in June 2016. Each holder of Series D Preferred Stock has the right to require the holders to convert such securities into common stock starting in June 2016. Each holder of the Series D Preferred Stock has the right to convert such shares into common stock at any time commencing on the six-month anniversary date of the issue date. The Series D Preferred Stock pays dividends at the rate of 5% per annum, payable in cash or shares of common stock, at the Company’s option, subject to limitations required by the NASDAQ stock market. At September 30, 2017, the Company has accrued dividends on the shares of Series D Preferred Stock in the amount of approximately $711,000 which remain unpaid.

Further, there are 25,000 shares of Series E Preferred Stock outstanding which also accrue dividends at the annual rate of 5% of the issue price payable on a semi-annual basis. The shares of Series E Preferred Stock were issued in March 2017 in exchange for the surrender of the previously outstanding shares of Series B Preferred Stock. At September 30, 2017, the Company has accrued dividends in the amount of approximately $20,000 on the shares of Series E Preferred Stock which remain unpaid.

On March 1, 2017, the Company extended the expiration date of an aggregate of 309,547 outstanding common stock purchase warrants which were originally issued in March and September 2012 in separate private placements of the Company’s securities. Of the warrants extended, an aggregate of 124,370 warrants would otherwise have expired on March 15, 2017, and 185,177 warrants would have expired on September 29, 2017. In both bases, the expiration date of the warrants has been extended to September 29, 2018. These warrants have an exercise price of $12.06 per share. Other than the extension of the term of these warrants, the provisions of the warrants remain unchanged.

On March 20, 2017, the Company entered into a note exchange agreement with the holders of an aggregate principal amount of $2,170,000 of outstanding promissory notes (the “Original Notes”), which were due and payable, pursuant to which the Company agreed to issue the holders of such notes, in consideration of the cancellation of the Original Notes, new promissory notes in the aggregate principal amount of $2,545,199, which is equal to the sum of the aggregate principal amount of the original notes plus the accrued but unpaid interest on the Original Notes (the “New Notes”). The New Notes are convertible into shares of the Company’s Common Stock at an initial conversion price of $2.03 per share. Based on the initial conversion prices, the New Notes will be convertible into up to 1,253,792 shares of common stock. If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price then in effect, such conversion price will be decreased to equal 85% of such lower price. The foregoing adjustments to the conversion price will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. In addition, the conversion price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. All the New Notes have a maturity date of one year from the closing date. As the conversion price of the New Notes is below $2.25, the exercise price of outstanding warrants to purchase an aggregate of 825,184 shares of common stock was adjusted from $2.70 per share to $2.07 per share.

The New Notes will bear interest at the rate of 5% per annum with interest payable upon maturity, the conversion of the New Notes or on any earlier redemption date. Commencing one month after the Company’s common stock is listed for trading on national securities exchange the Company will have the right to redeem all or any portion of the outstanding principal balance of the New Notes, plus all accrued but unpaid interest at a price equal to 110% of such amount. The holders of the New Notes shall have the right to convert any or the entire amount to be redeemed into common stock prior to redemption. Subject to certain exceptions, the New Notes are senior to existing and future indebtedness of the Company and will be secured by a first priority lien on all the Company’s assets to the extent and as provided in a Security Agreement entered between the Company and the holders. Subject to certain exceptions, the New Notes contain customary covenants against incurring additional indebtedness and granting additional liens and contains customary events of default. Upon the occurrence of an event of default under the New Notes, the holders may require the Company to repay all or a portion of the note in cash, at a price equal to 110% of the principal, plus accrued and unpaid interest.

In connection with the above note exchange transaction, the Company exchanged all outstanding shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) for shares of a new series of convertible preferred stock designated as Series E Convertible Preferred Stock (the “Series E Preferred Stock”). Accordingly, on March 20, 2017, the Company also entered into a separate exchange agreement with the holder of the shares of Series B Preferred Stock, to exchange such shares for a total of 25,000 shares of Series E Preferred Stock. The shares of Series E Preferred Stock are initially convertible by the holder into an aggregate of 187,000 shares of common stock at the initial conversion rate of $4.00 per share. The conversion price of the new preferred stock will be subject to adjustment solely in the event of stock dividends, combinations, splits, recapitalizations, and similar corporate events and does not provide for general price-based anti-dilution adjustments. Each share of Series E Preferred Stock has a stated value of $30.00 per share. On March 20, 2017, we filed with the State of Delaware a Certificate of Designations, Rights and Preferences and Number of Shares of Series E Convertible Preferred Stock, referred to as the Series E Designation. The Series E Designation defines the rights and preferences of the Series E Preferred Stock and provides that each share of Series E Preferred Stock will have the following rights and preferences: (i) each holder of the Series E Preferred Stock will have the right, at any time, to convert the shares of Series E Preferred Stock into shares of common stock, (ii) the Series E Preferred Stock will be redeemable at option commencing one year after the closing date (provided that the Company’s common stock is listed on a national securities exchange at such time), and (iii) the Series E Preferred Stock will pay dividends at the rate of 5% per annum in cash. Pursuant to the exchange agreement for the preferred stock, the holder of the shares of Series B Preferred Stock agreed to waive all unpaid dividends that had accrued on the shares of Series B Preferred Stock.

On April 24, 2017, the Company entered into a settlement and mutual release with its former Chief Financial Officer, William A. Marshall to resolve an outstanding arbitration proceeding. Pursuant to the separation agreement and general release, the Company agreed to provide the following to the former CFO: (i) cash payments totaling $170,000 to be paid over time through May 15, 2018, (ii) a lump sum severance payment of $160,000 payable on June 15, 2018, (iii) the issuance of a total of 12,835 vested shares of common stock pursuant to the terms of the restricted stock units granted in January 2013 and January 2017, and (iv) 27,338 stock options previously granted became vested and exercisable for the duration of their original exercise periods, subject, however, to the terms of a lockup agreement. Pursuant to the settlement agreement, the Company issued a secured senior promissory note, subordinated to the interests of the existing senior lenders, which provides for events of default that are customary for similar transactions.

Off-Balance Sheet Arrangements

We have not created, and are not party to any special-purpose or off-balance sheet entities for raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into AHC financial statement that are reasonably likely to materially affect liquidity or the availability of capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. These indemnification provisions are generally included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, obligations under these arrangements may be limited in terms of time and/or amount and, in some instance, we may have recourse against third parties for certain payments made by us. It is not possible to predict maximum potential amount of future payments under these indemnification agreements due to the conditional nature of these obligations and the unique facts of each particular agreement. We have not historically made any payments under these agreements that have been material individually of in the aggregate. As of September 30, 2017, we are not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2017, we are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. Nevertheless, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

Interest Rate Risk

At any time, fluctuations in interest rates could affect interest earnings on the Company’s cash and marketable securities. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows would not be material. We have not used derivative financial instruments in our investment portfolio.

At September 30, 2017, unrestricted cash totaled approximately $734,000 and was in non-interest-bearing checking accounts used to pay operating expenses.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and chief financial officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of its CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Our management identified material weaknesses in the control environment described below, and based on that evaluation, because of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2017. In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, the CEO and CFO believe that the financial statements included in this report fairly present in all material respects (and in accordance with U.S. generally accepted accounting principles) our financial condition, results of operations and cash flows for the periods presented.

Our management identified the following material weaknesses:

•	We continue to lack sufficient resources in our accounting function and have an insufficient level of monitoring and oversight, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. Due to the size and nature of AHC, segregation of all conflicting duties may not always be possible and may not be economically feasible. Nevertheless, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of this failure to have segregation of duties on the assessment of disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

•	We do not yet have adequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non-financial personnel and financial personnel on the assessment of disclosure Controls and procedures and has concluded that the control deficiency represented a material weakness.

•	Due to a lack of sufficient resources within the accounting function, as referenced above, we did not establish and maintain effective controls over the identification of reduced revenue collections due to modifications of payor claims adjudication process and lack of communication between financial personnel and non-financial personnel which resulted in the overstatement of revenues and accounts receivable for the period ended March 31, 2016. Further, due to these weaknesses in our system of internal controls, we also determined that our accounting of inventory was not correct in the interim financial statements for the periods ended September 30, 2016, December 31, 2016 and March 31, 2017. As described in Note 3 to the Condensed Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q, we have restated the previously filed financial statements for all such periods.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

Considering the material weakness described above, we have designed and continue to implement improvements in our internal control over financial reporting to address these material weaknesses. Management is committed to the continued planning and implementation of remediation efforts to address the material weaknesses as well as of the identified areas of risk. These remediation efforts, summarized below, which are either implemented or in process, are intended to both address the identified material weaknesses and to enhance our overall financial control environment. In this regard, these initiatives include:

•	Control Environment – to remediate the control environment deficiencies, the leadership team, including the Chief Executive Officer, has embarked on an initiative to reaffirm and reemphasize the importance of internal controls, including general ethical climate and the control environment. In addition, we specifically:

o	Hired additional personnel in the accounting department with sufficient U.S. GAAP and financial reporting experience to provide additional oversight of the accounting function and to participate in the preparation of AHC financial statements and SEC reports;

o	Hired a new Chief Financial Officer in September 2017 to replace the previous CFO, whose position was terminated in January 2017;

o	Improving the documentation around conclusions reached in implementing applicable generally accepted accounting principles to our financial statements; and

o	Continue to review, evaluate and upgrade the design of the procedures for the preparation of financial statements with emphasis on compliance with GAAP.

Monitoring and Control Activities - To further strengthen internal control over financial reporting at the process level, we have performed certain remediation actions, including conducting an internal evaluation of accounting methodologies, reporting architecture, review existing personnel and propose a specific course of action to ensure compliance with all facets of accounting and external reporting.

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

Until the remediation actions are fully implemented and the operational effectiveness of related internal controls validated through testing, the material weaknesses described above will continue to exist. However, when fully implemented and operational, The Company believes the measures described above will remediate the control deficiencies the Company has identified and strengthened its internal control over financial reporting. The Company is committed to continuing to improve its internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. In addition, senior management will ensure that its resulting disclosures are subject to a rigorous review process prior to finalizing and releasing financial statements. As the Company continues to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Restatement of Quarterly Financial Statements during the 2017 Fiscal Year

As described in Note 3 to the Condensed Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q, we restated the financial statements included in our Quarterly Reports on Form 10-Q for the periods ended September 30, 2016, December 31, 2016 and March 31, 2017.

 PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Item 1 of Part I, “Financial Statements — Note 10 — Commitments and Contingencies.

ITEM 1A.	RISK FACTORS.

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Quarterly Report on Form 10-Q is set forth below. Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the risks described below and the other information set forth elsewhere in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended June 30, 2017 and in our other reports filed with the SEC for a discussion of the risks associated with our business, financial condition and results of operations. These risks have affected, and in some cases could, have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by the Company in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. If any of the matters or events described in the following risks occurs, our business, financial condition or results of operations could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment due to any of these risks. Except as set forth below, we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Our capital requirements are significant and unless our revenues can sufficiently support our operating costs, we expect to raise additional capital to finance our operations and repay outstanding debt obligations.

Our capital requirements have been and will continue to be significant. We are expending significant amounts of capital to develop, promote and market our services. Our available cash and cash equivalents as of September 30, 2017 totaled approximately $734,000. However, available cash and cash equivalents as of the filing date of this Quarterly Report on Form 10-Q is approximately $278,000 and estimated cash requirement is approximately $1,300,000. Our net cash used in operating activities was approximately $388,000 for the three months ended September 30, 2017and $274,000 for the three months ended September 30, 2016. Further, as of the filing date of this Quarterly Report on Form 10-Q, there is outstanding an aggregate principal amount of approximately $2,785,000 of notes, consisting of an aggregate principal amount of $2,545,199 of senior secured convertible notes with a maturity date of March 20, 2018 and a secured note subordinated to the interests of the senior lenders in the amount of $240,000 to the Company’s former chief financial officer, with a maturity date of June 15, 2018 and is included in accrued expenses on the condensed consolidated balance sheet. Although no guarantee can be given, management anticipates that it will be able to extend of otherwise modify the Company’s obligations under the notes for an additional period or periods. We expect the Company’s existing resources, revenues generated from operations, and proceeds received from other transactions we are considering (of which there can be no assurance) to satisfy working capital requirements for at least the next twelve months, although no assurances can be given that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy other obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amount and classifications of liabilities that might result from the outcome of these uncertainties. Accordingly, we need to raise additional capital and are exploring potential transactions to improve the Company’s capital position. Unless we can increase revenues substantially or generate additional capital from other transactions, the Company’s current cash resources will only satisfy working capital needs for a limited period of time.

We are exploring potential transactions to improve the Company’s capital position to ensure we can meet financing and working capital requirements. We would expect to raise additional funds through obtaining a credit facility from an institutional lender or undertaking private debt financings. Raising additional funds by issuing equity or convertible debt securities may cause stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of other stockholders. Raising additional funds through debt financing or preferred stock, if available, may involve covenants that restrict business activities and options and such additional securities may have the granting of liens on the Company’s assets or which grant preferences of payment from revenue streams, all of which could adversely impact the Company’s ability to rely on revenue from operations to support ongoing operating costs. Alternatively, we may seek to obtain new financing from existing security holders, which may include reducing the exercise or conversion prices of outstanding securities, or the issuance of additional equity securities. Currently, the Company does not have any definitive agreements with any third parties for such transactions, and there can be no assurance that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the Company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially or potentially suspend operations, any of which would have a material adverse effect on the Company’s business, financial condition and results of operations. Future capital requirements will depend on, and could increase substantially because of many factors including:

•	the need to utilize cash to support research and development activities and to make incremental investments in our organization;

•	the ability to achieve targeted revenue, gross profit margins and cost management objectives;

•	the success or our sales and marketing efforts;

•	the need to repay indebtedness;

•	the extent and terms of any development, marketing or other arrangements; and

•	changes in economic, regulatory or competitive conditions, including changes in payor reimbursement rates or claim adjudication processes.

We have identified material weaknesses in internal control over financial reporting, which could continue to impact negatively the Company’s ability to report results of operations and financial condition accurately and in a timely manner.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an evaluation of the effectiveness of our internal control over financial reporting at September 30, 2017; we did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of these material weaknesses, see Item 4, “Controls and Procedures.” Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. As described in Item 4, “Controls and Procedures” and in Note 3 to the Condensed Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q, we restated the financial statements included in our Quarterly Reports on Form 10-Q for the periods ended September 30, 2016, December 31, 2016, and March 31, 2017. In addition, other weaknesses may be identified.

We are in the process of remedying all the identified material weaknesses, and this work will continue during fiscal 2018 and perhaps beyond. For a detailed description of the Company’s remedial efforts, see Item 4, “Controls and Procedures.” There can be no assurance as to when all the material weaknesses will be remedied. Until the Company’s remedial efforts are completed, management will continue to devote significant time and attention to these efforts, and we will continue to incur expenses associated with the additional procedures and resources required to prepare the condensed consolidated financial statements. Certain of the Company’s remedial actions, such as hiring additional qualified personnel to implement the reconciliation and review procedures, will be ongoing and will result in the Company incurring additional costs even after the material weaknesses are remedied.

If we are unsuccessful in implementing or following the remediation plan, or fail to update the Company’s internal control over financial reporting as the business evolves or to integrate acquired businesses into the Company’s controls system, we may not be able to timely or accurately report the Company’s financial condition, results of operations or cash flows or to maintain effective disclosure controls and procedures, we could be subject to, among other things: (i) regulatory or enforcement actions by the SEC, (ii) an inability for us to be accepted for listing on any national securities exchange in the near future, (iii) securities litigation, or (iv) a general loss of investor confidence, any one of which could adversely affect the Company’s business prospects and the market value of AHC common stock. Further there are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. We could face additional litigation exposure and a greater likelihood of an SEC enforcement or other regulatory action if further restatements were to occur or other accounting-related problems emerge, which may adversely affect the Company’s financial condition, results of operations and cash flows.

The Company’s outstanding debt may impair our financial and operating flexibility.

As of September 30, 2017, there was an aggregate principal amount of secured indebtedness of approximately $2,785,000, consisting of an aggregate principal amount of $2,545,199 of senior secured convertible notes with a maturity date of March 20, 2018 and a secured note subordinated to the interests of the existing senior lenders in the principal amount of $240,000 to the Company’s former chief financial officer, with a maturity date of June 15, 2018 and is included in accrued expenses on the condensed consolidated balance sheet. All of the outstanding notes contain covenants and events of default customary for transactions of this nature. For example, the outstanding senior secured notes include restrictions against incurring additional indebtedness and granting further security interests on AHC assets. Without the consent of the holders of these senior debt instruments, we must comply with these restrictions. Among the defined events of default are defaults of the Company’s payment obligations, breach of any material covenant or representation of the notes or the related transaction agreements, and the commencement of proceedings under applicable U.S. federal or state bankruptcy, insolvency, reorganization or other similar laws either against us or by us. In the event of default under the notes, a holder may require us to repay all or a portion of the outstanding principal, plus interest and certain of the outstanding debt instruments also require that any repayment due to a default will require immediate repayment of the principal and accrued and unpaid interest. If we are unable to consummate an additional financing prior to the maturity date of these debt instruments, or otherwise further extend or exchange them, we will be required to repay these securities, which may have an adverse effect on the Company’s cash position. If we are unable to make the scheduled principal and interest payments on these debt instruments or comply with applicable covenants contained therein, we may be in default under one or more these securities which would likely have a material adverse effect on the business, financial condition and results of operations. Further, if we are unable to repay the secured debt instruments when due, or upon an event of default, the holders could foreclose on AHC encumbered assets.

The exercise of the Company’s outstanding options, restricted stock units and warrants, or conversion of our outstanding convertible debt and convertible preferred stock, may depress our stock price and dilute your ownership of the company.

As of September 30, 2017, the following options, restricted stock units and warrants were outstanding:

•	Employee stock options to purchase approximately 271,000 shares of common stock at exercise prices ranging from $1.75 to $36.00 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $9.58per share.
•	Director stock options to purchase approximately 612,000 shares of common stock at exercise prices ranging from $1.58 to $36.54 per share, all of which are exercisable. The weighted average exercise price of the outstanding and exercisable options is $3.43 per share
•	Warrants to purchase approximately 4,151,000 shares of common stock with a weighted average exercise price of $4.67 per share.
•	An aggregate of approximately 436,000 unvested restricted stock units.

After completing the transaction to exchange shares of Series B Preferred Stock for share of Series E Preferred Stock, there are now outstanding 25,000 shares of Series E Convertible Preferred Stock, which the holder may convert into an aggregate of 187,500 shares of AHC common stock at the initial conversion price of $4.00 per share. Further there is currently outstanding 605,000 shares of Series D Preferred Stock, which are convertible into an aggregate of 619,154 shares of common stock at the initial conversion rate of $9.77139 per share (exclusive of any additional shares of common stock that we may elect to issue in lieu of paying cash dividends on the Series D Preferred Stock). Shares of common stock issued upon conversion of Series D or Series E Preferred Stock may be resold from time-to-time by a holder in accordance with Rule 144 under the Securities Act.

As of September 30, 2017, there was an aggregate principal amount of $2,545,199 of outstanding convertible debt, which, subject to certain limitations, may be convertible by holders into an aggregate of 1,253,792 shares of common stock.

To the extent that these securities are extent that these securities are exercised or converted, or we issue additional common shares, dilution to stockholders will occur. In addition, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of these securities can be expected to exercise or convert them at a time when we could expect to be able to obtain needed capital on terms more favorable to us than the exercise and conversion terms provided by those securities. Further, in the event the conversion price of outstanding convertible debentures or shares of convertible preferred stock is lower than the actual trading price on the day of conversion, the holders could immediately sell their converted common shares, which would have a dilutive effect on the value of the outstanding common shares. The significant downward pressure on the trading price of common stock as preferred stock or debentures holders converted these securities and sell the common shares received on conversion could encourage short sales by the holders of preferred stock or other security holders. This would place further downward pressure on the trading price of common stock. Even the mere perception of eventual sales of common shares issued on the conversion of the shares of preferred stock or debentures could lead to a decline in the trading price of common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

a)	Sales of Unregistered Securities

As of September 1, 2017, we issued options to purchase an aggregate of 6,668 shares of common stock to our non-employee directors pursuant to our director compensation policy. The options were issued under the Company’s 2011 Omnibus Equity Incentive Plan. The options are exercisable for a period of ten years at an exercise price of $1.65 per share. These securities were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

As of September 11, 2017, we granted Michael J. Poelking, our chief financial officer an award of options to purchase 25,000 shares of Common Stock under the 2011 Omnibus Equity Incentive Plan. The restricted stock units will vest on February 10, 2019, provided Mr. Goldberg remains in our employment at such date. The options shall vest and be exercisable in three equal annual installments on each of the first three anniversary dates of the grant date. The exercise price of the options is $2.00 per share and the options are exercisable for a period of ten years, subject to the terms of the 2011 Omnibus Equity Incentive Plan and the stock option agreement evidencing such award, which provide that no options may be exercised prior to October 1, 2019. These securities were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

As of September 11, 2017, we granted David C. Goldberg, our chief operating officer, an award of and 32,051 restricted stock units and options to purchase 25,000 shares of Common Stock under the 2011 Omnibus Equity Incentive Plan. The options shall vest and be exercisable in three equal annual installments on each of the first three anniversary dates of the grant date. The exercise price of the options is $2.00 per share and the options are exercisable for a period of ten years, subject to the terms of the 2011 Omnibus Equity Incentive Plan and the stock option agreement evidencing such award, which provide that no options may be exercised prior to October 1, 2019. These securities were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

As of September 30, 2017, we issued options to purchase an aggregate of 38,887 shares of common stock to our non-employee directors in lieu of cash fees earned for the service on our board of directors pursuant to our director compensation policy. The options were issued under the Company’s 2011 Omnibus Equity Incentive Plan. The options are exercisable for a period of ten years at an exercise price of $1.58 per share. These securities were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Except as previously disclosed in reports filed with the SEC pursuant to the Securities and Exchange Act of 1934, as amended, and as described elsewhere in this Quarterly Report on Form 10-Q, we did not sell unregistered securities during the quarter ended September 30, 2017.

b)	Not applicable

c)	Repurchase of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

As of September 30, 2017, we had two classes of preferred stock outstanding, the Series D convertible preferred stock and the Series E convertible preferred stock. The Series E preferred stock bears a 5% dividend per annum, payable semi-annually in cash. As of the filing date of this Quarterly Report on Form 10-Q, there was approximately $20,000 of accrued dividends on the Series E Preferred Stock. The Series D preferred stock bears a 5% dividend per annum, payable semi-annually in cash, or shares of common stock, at the company’s option. As of the filing date of this Quarterly Report on Form 10-Q, the aggregate amount of the cumulative dividends on the Series D preferred stock which remain unpaid was approximately $711,000.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Section 1350 Certification of Chief Executive Officer (*)
32.2	Section 1350 Certification of Chief Financial Officer (*)
101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

(*) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

By:	/s/ Hanif A. Roshan
Hanif A. Roshan
Chief Executive Officer

By:	/s/ Michael J. Poelking
Michael J. Poelking
Chief Financial Officer

Dated: November 9, 2017

