Form 10-Q
period 2017-12-31
AUTHENTIDATE HOLDING CORP
filed 2018-01-26
CIK 885074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

1-888-661-0225 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of January 19, 2018, there were 7,249,370 shares of common stock, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31,	June 30,
	2017	2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$357,165	$1,121,763
Restricted cash	-	120,695
Accounts receivable, net	2,467,935	1,020,988
Inventory, net	397,569	347,750
Prepaid expenses and other current assets	38,729	58,711
Total current assets	3,261,398	2,669,907

Property and equipment, net	1,780,123	2,203,543
Other assets
Security deposits	10,211	10,211
Deferred tax asset	7,357,436	11,848,017
Total assets	$12,409,168	$16,731,678

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$1,269,454	$2,177,722
Accrued expenses	2,493,374	2,168,090
Accrued commissions	855,424	427,627
Accrued dividends	816,377	644,979
Deferred rent	170,483	141,833
Related party notes payable	2,545,199	2,545,199
Derivative liabilities	185,176	551,040
Total current liabilities	8,335,487	8,656,490
Deferred rent	90,000	45,000
Total liabilities	8,425,487	8,701,490
Commitments and contingencies
Shareholders' equity
Preferred stock, $.10 par value; 5,000,000 shares authorized, Series D, 605,000 shares and Series E 25,000 shares issued and outstanding at December 31, 2017 , and June 30, 2017, respectively	63,000	63,000
Common stock, $.001 par value; 190,000,000 shares authorized, 7,249,370 shares issued and outstanding on December 31, 2017, and June 30, 2017 , respectively	20,508	8,938
Additional paid-in capital	44,530,041	44,307,479
(Accumulated deficit)	(40,629,868)	(36,349,229)
Total shareholders' equity	3,983,681	8,030,188
Total liabilities and shareholders' equity	$12,409,168	$16,731,678

The accompanying notes are an integral part of the condensed consolidated financial statements.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	(Unaudited)		(Unaudited)
	2017	2016	2017	2016
		(Restated)		(Restated)
Net revenues
Fees for services	$5,278,042	$4,565,435	$8,388,424	$10,256,731
Hosted software services	248,530	311,671	491,550	658,605
Telehealth products and services	4,650	9,707	9,300	21,552
Total net revenues	5,531,222	4,886,813	8,889,274	10,936,888
Operating expenses
Cost of revenues	888,541	951,668	2,017,117	1,958,164
Write down of inventory	-	-	-	237,674
Selling, general and administrative	3,042,771	4,204,114	6,153,936	7,727,165
Share based compensation	21,111	89,526	51,159	148,476
Depreciation and amortization	200,837	394,484	423,421	803,147
Total operating expenses	4,153,261	5,639,792	8,645,633	10,874,626
Operating income (loss)	1,377,961	(752,979)	243,641	62,262
Other (expense) income
Interest	(37,013)	(92,175)	(64,362)	(370,768)
Change in fair value of derivative liabilities	292,573	621,820	365,864	135,601
Other	(124,149)	-	(162,294)	-
	131,411	529,645	139,208	(235,167)
Income (loss) before provision for income taxes	1,509,372	(223,334)	382,849	(172,905)

Provision for income taxes	(4,493,239)	(45,404)	(4,493,239)	-
Net loss	$(2,983,867)	$(268,738)	$(4,110,390)	$(172,905)

Less: preferred dividends	$(85,699)	$(100,624)	$(170,249)	$(201,248)

Net loss available to common shareholders	$(3,069,566)	$(369,362)	$(4,280,639)	$(374,153)

Loss per share:
Basic loss per common share	$(0.42)	$(0.06)	$(0.59)	$(0.06)
Diluted loss per common share	$(0.42)	$(0.06)	$(0.59)	$(0.06)

Weighted average number of common shares outstanding:
Basic	7,249,370	6,015,053	7,249,370	5,893,655
Diluted	7,249,370	6,015,053	7,249,370	5,893,655

The accompanying notes are an integral part of the condensed consolidated financial statements.

AUTHENTIDATE HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,
	(Unaudited)
	2017	2016
Cash flows from operating activities

Net loss	$(4,110,390)	$(172,905)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Impairment of deferred tax asset	4,490,581
Change in fair value of derivative liabilities	(365,864)	(135,601)
Write off of inventory	-	237,674
Depreciation and amortization	423,421	803,147
Deferred taxes	-	-
Share based compensation	51,159	148,476
Changes in assets and liabilities
Restricted cash	120,695	-
Accounts receivable	(1,446,948)	1,067,894
Inventory	(49,819)	(303,637)
Prepaid expenses and other current assets	19,982	49,696
Accounts payable	(650,497)	(1,130,623)
Accrued expenses	325,285	(465,416)
Accrued commissions	427,797	(72,546)
Deferred rent	-	(4,874)
Net cash provided (used) by operating activities	(764,598)	21,285
Cash flows from investing activities
Purchases of property and equipment	-	(22,103)
Disposal of fixed assets	-	-
Net cash (used in) investing activities	-	(22,103)
Cash flows from financing activities
Repayments of notes payable	-	(1,057,811)
Net cash (used in) financing activities	-	(1,057,811)
Net decrease in cash	(764,598)	(1,058,629)
Cash beginning of period	1,121,763	1,414,706
Cash end of period	$357,165	$356,077

Supplemental disclosure of cash paid for:
Interest paid	$99,005	$227,758
Income taxes paid	$-	$-

Non-cash investing and financing activities
Non-cash preferred dividends	$137,249	$201,248
Earn-out common dividends paid in stock	$-	$5,472,598

The accompanying notes are an integral part of the condensed consolidated financial statements.

1.	Description of Business, Reverse Merger and Liquidity

Business

Authentidate Holding Corp. ("AHC") and its subsidiaries primarily provides an array of clinical testing services to health care professionals through its wholly-owned subsidiary, Peachstate Health Management, LLC d/b/a AEON Clinical Laboratories ("AEON"). AHC also continues to provide its legacy secure web-based revenue cycle management applications and telehealth products and services that enable healthcare organizations to increase revenues, improve productivity, reduce costs, coordinate care for patients and enhance related administrative and clinical workflows and compliance with regulatory requirements. Web-based services are delivered as Software as a Service (SaaS) to customers interfacing seamlessly with billing, information and records management systems.

Reverse Merger

On January 27, 2016, AEON merged into a newly formed acquisition subsidiary of AHC pursuant to a definitive Amended and Restated Agreement and Plan of Merger dated January 26, 2016, as amended on May 31, 2016 and December 15, 2016 (collectively the "Merger Agreement") (the "AEON Acquisition"). The merger certificate was filed with the Secretary of State of Georgia on January 27, 2016. AEON survived the merger as a wholly-owned subsidiary of AHC (collectively the "Company"). AEON contracts with health care professionals to provide urine and oral fluid testing to patients. The four primary tests provided by AEON are Medical Toxicology, Pharmacogenomics, Cancer Genetic Testing and Molecular Biology. Following the completion of the reverse merger, the business conducted by AEON became primarily the business conducted by the Company.

Under accounting principles generally accepted in the United States of America ("U.S. GAAP"), the merger is treated as a "reverse merger" under the purchase method of accounting. The condensed consolidated financial statements reflect the historical results of AEON prior to the completion of the reverse merger since it was determined to be the accounting acquirer, and do not include historical results of AHC prior to the completion of the merger.

Going Concern

As of the filing date of this Quarterly Report on Form 10-Q, there is outstanding an aggregate principal amount of $2,545,199 of senior secured convertible notes with a maturity date of March 20, 2018 and a secured note subordinated to the interests of the existing senior lenders in the principal amount of $210,000 with a maturity date of June 15, 2018 and is included in accrued expenses on the condensed consolidated balance sheet. We expect existing resources, revenues generated from operations, and proceeds received from other transactions we are considering (of which there can be no assurance) to satisfy working capital requirements for at least the next twelve months; however, no assurances can be given, that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy our other obligations. The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. Accordingly, the Company needs to raise additional capital and are exploring potential transactions to improve our capital position. Unless we can increase revenues substantially or generate additional capital from other transactions, our current cash resources will only satisfy our working capital needs for a limited period of time.

The Company's capital requirements have been and will continue to be significant and it is expending significant amounts of capital to develop, promote and market its services. The Company's available cash and cash equivalents as of December 31, 2017 totaled approximately $357,000 and the Company's working capital deficit was approximately $5,074,000. Nevertheless, our available cash and cash equivalents as of the filing date of this Quarterly Report on Form 10-Q is approximately $1,057,000 and our estimated monthly cash requirement is approximately $1,300,000.

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

Management has concluded that due to the conditions described above, there is substantial doubt about the entity's ability to continue as a going concern. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance will provide sufficient capital to continue operations through fiscal 2018. While our plan is to raise capital from commercial operations and/or product partnering opportunities to address our capital deficiencies and meet our operating cash requirements, there is no assurance that our plans will be successful. If we fail to generate sufficient capital from commercial operations or partnerships, we will need to seek capital from other sources and risk default under the terms of our existing loans. We cannot assure you that financing will be available on favorable terms or at all. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Furthermore, despite our optimism regarding the future of the Company, even if the Company is adequately funded, there is no guarantee that any of our services will perform as hoped or that such services can be successfully commercialized.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company's condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim financial statements have been prepared on the same basis as the Company's annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company's financial information. These interim results are not necessarily indicative of the results to be expected for the year ending June 30, 2018 or any other interim period or for any other future year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended June 30, 2017, included in the Company's 2017 Annual Report on Form 10-K filed with the SEC.

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

Accounts Receivable, Net

Accounts receivable represent customer obligations due under normal trade terms, net of allowance for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. The allowance for doubtful accounts was approximately $887,000 and $923,000 as of December 31, 2017 and June 30, 2017, respectively.

Fair Value Measurements

The Company follows ASC 820-10, "Fair Value Measurements and Disclosures", of the FASB to measure the fair value of its financial statements and disclosures about fair value of its financial instruments. ASC 820-10 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of fair value hierarchy defined by ASC 820-10 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable input and not corroborated by market data.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lower priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. The Company's warrant liabilities and certain conversion features underlying the convertible debt are categorized as Level 3.

Revenue Recognition

The Company provides laboratory testing services, web-based hosted software services, telehealth products and post contract customer support services.

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") ASC-605 "Revenue Recognition", the Company recognizes revenues when there is a persuasive evidence of an arrangement, title and risk of loss have passed, product is shipped or services have been rendered, sales price is fixed or determinable and collection of the related receivable is reasonably assured. Billings for laboratory testing services are reimbursed by third-party payors net of allowances for differences between amounts billed and the cash receipts.

Revenue from laboratory testing services are recognized at the time test results are delivered, net of estimated contractual allowances. Third-party reimbursement revenue is estimated based on cash received over a 12-month period.

Revenue for hosted software services, telehealth products, and customer support services are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectability is reasonably assured. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all the following criteria are met: (i) the delivered item has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of the undelivered items in the arrangement; (iii) if the arrangement includes a general right of return relative to the delivered items; (iv) and delivery or performance of the undelivered item is considered probable and substantially in the Company's control. If these criteria are not met, then revenue is deferred until such criteria are met or until the period over which the last undelivered element is delivered, which is typically the life of the contract agreement. If these criteria are met, we allocate total revenue among the elements based on the sales price of each element when sold separately which is referred to as vendor specific objective evidence or VSOE.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At December 31, 2017 and June 30, 2017, the Company had approximately $119,000 and $871,000 in excess of FDIC-insured limits. The Company has not experienced any losses in such accounts.

Income Taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" (Topic 606) ("ASU 2014-09"), which affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU must be applied for annual periods beginning after December 15, 2017, with early application permitted for annual reporting periods beginning after December 15, 2016. The Company has begun to research this guidance and does not believe that this ASU will have a material impact on the consolidated financial results of the Company, we understand it will require increased qualitative and quantitative disclosure about the nature, amount, timing and uncertainty arising from contracts with customers. The Company is still evaluating the impact of this ASU and expects to adopt this ASU effective July 1, 2018.

In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". The amendments in this update state that regarding preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). The amendments in this update are effective for the annual reporting period beginning after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted. The Company has adopted ASU 2014-15 and has made the necessary disclosures in the "Going Concern" sections of this Quarterly Report on Form 10-Q.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory". ASU 2015-11 requires inventory measured using any method other than last-in, first-out ("LIFO") or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Under this ASU, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. Early application is permitted. The Company has determined that the ASU has no material impact on its consolidated financial statements and related disclosures since it does not sell inventory on a stand-alone basis at net realizable value.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments (Subtopic 825-10): Recognition and Measurements of Financial Assets and Financial Liabilities." ASU 2016-01 provides guidance on the recognition and measurement of financial assets and financial liabilities. This ASU requires that all equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. However, companies may elect to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. In addition, the ASU eliminates the requirement to disclose the method and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. The ASU is effective for the Company in the first quarter of 2018. The Company has determined that the ASU has no material impact on its consolidated financial statements and related disclosures since it does not have equity investments.

In February 2016, the FASB issued ASU No. 2016-02, "Leases", which establish a right-of-use (ROU) model that requires a lessee to record an ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classifications affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the effect of adoption of this ASU on July 1, 2019.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting", which makes several modifications to the accounting for employee share-based payment transactions, including the requirement to recognize the income tax effects of awards that vest or settle as income tax expense. This guidance also clarifies the presentation of certain components of share-based awards in the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, and early adoption is permitted. The Company has not had stock compensation exercises since the reverse merger; therefore, the ASU is not applicable until exercises occur. The Company plans to implement this ASU when such exercises occur.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which clarifies how certain cash receipts and payments are to be presented in the statement of cash flows. The guidance is effective for the Company on July 1, 2018 and early adoption is permitted. The Company is currently evaluating the effect of adoption of this ASU on July 1, 2018.

In November 2016, the FASB issued an ASU 2016-18, "Restricted Cash", which clarifies the presentation and classification of restricted cash in the statement of cash flows. The ASU requires that amounts generally described as restricted cash and restricted cash equivalents be presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for the Company in the first quarter of 2018 with early adoption permitted and must be applied retrospectively to all periods presented. The Company is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures with the fiscal year beginning July 1, 2018.

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting", which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. The Company is evaluating the impact of this ASU and expects to adopt this ASU effective July 1, 2018.

In July 2017, the FASB issued ASU 2017-11, "Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815); Part I. Accounting for Certain Financial Instruments with Down Round Features and Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception", which states that when determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to the Company's own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The Company is evaluating the provisions of this ASU and plans to adopt this ASU effective July 1, 2019.

In December 2017, the Securities and Exchange Commission recently issued Staff Accounting Bulletin No. 118, which is an application of ASC Topic 740, Income Taxes, in the reporting period that includes December 22, 2017, the date on which the Tax Cuts and Jobs Act (the "Act") was signed into law. The Act changes existing United States tax law and includes numerous provisions that will affect business. Staff Accounting Bulletin No. 118 implies that if a reasonable estimate can be made of the Act's effects on the Company's financial statements, the reasonable estimate should be reported in the period ending after December 22, 2017. The Company has implemented Staff Accounting Bulletin No. 118 is this Form 10-Q ended December 31, 2017 by revaluing its deferred tax asset for the lower tax rates.

3.	Restatement and Correction of Error

In the fourth quarter of the year ended June 30, 2017, the Company concluded that its results for the quarter ending December 31, 2016 included errors resulting in the understatement of inventory and the understatement of certain accruals. The financial statements for the quarter have been restated and were presented in the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2017. Management considered the impact to current and past financial statements under the SEC's authoritative guidance on materiality and determined that the error was material, and a restatement of the prior quarter financial statements was the most appropriate recognition of the adjustment so as not to mislead readers of the financial statements. The following sections detail the impact of the error on the previously issued unaudited consolidated financial statements for the prior quarter.

The following adjustments were made to the December 31, 2016 Restated Statements of Income (Unaudited):

AUTHENTIDATE HOLDING CORP
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	As Originally			As Originally
	Reported		As Restated	Reported		As Restated
	Three Months		Three Months	Six Months		Six Months
	Ended		Ended	Ended		Ended
	Dec 31,		Dec 31,	Dec 31,		Dec 31,
	2016	Adj	2016	2016	Adj	2016

Net revenues
Fees for services	$4,565,435	$-	$4,565,435	$10,256,731	$-	$10,256,731
Hosted software services	311,671	-	311,671	658,605	-	658,605
Telehealth services	9,707	-	9,707	21,552	-	21,552
Total net revenues	4,886,813	-	4,886,813	10,936,888	-	10,936,888

Operating expenses
Cost of revenues	1,128,218	(176,550)	951,668	2,295,214	(337,050)	1,958,164
Write-down of inventory	-	-	-	237,674	-	237,674
Selling, general and administrative	4,293,640	-	4,293,640	7,875,641	-	7,875,641
Depreciation and amortization	394,484	-	394,484	803,147	-	803,147
Total operating expenses	5,816,342	(176,550)	5,639,792	11,211,676	(337,050)	10,874,626
Operating income (loss)	(929,529)	176,550	(752,979)	(274,788)	337,050	62,262
Other (expense) income, net	529,645	-	529,645	(235,167)	-	(235,167)
Income (loss) before provision for income taxes	(399,884)	176,550	(223,334)	(509,955)	337,050	(172,905)
Income tax provision	45,404	-	(45,404)	-	-	-
Net loss	$(445,288)	$176,550	$(268,738)	$(509,955)	$337,050	$(172,905)

less: preferred dividends	$(100,624)	$-	$(100,624)	$(201,248)	$-	$(201,248)

Net loss available to common shareholders	$(545,912)	$176,550	$(369,362)	$(711,203)	$337,050	$(374,153)

Loss per share:
Basic loss per common share	$(0.09)	$0.03	$(0.06)	$(0.12)	$0.06	$(0.06)
Diluted loss per common share	$(0.09)	$0.03	$(0.06)	$(0.12)	$0.06	$(0.06)

The following adjustments were made to the December 31, 2016 Restated Statement of Cash Flow (Unaudited):

AUTHENTIDATE HOLDING CORP.
CONSOLIDATED STATEMENT OF CASH FLOW

	As Originally
	Reported		As Restated
	Six Months		Six Months
	Ended		Ended
	Dec 31,		Dec 31,
	2016	Adj	2016

Cash Flows from Operating Activities
Net Loss	$(509,955)	$337,050	$(172,905)
Adjustments to reconcile net loss to cash provided by operating activities
Write off of inventory	237,674	-	237,674
Loss on debt extinguishment	-	-	-
Change in fair value of derivative liabilities	(135,601)	-	(135,601)
Deferred taxes	-	-	-
Depreciation and amortization	803,147	-	803,147
Share based compensation	148,476	-	148,476
Deferred rent	(4,874)	-	(4,874)
Changes in assets and liabilities
Accounts receivable	1,067,854	-	1,067,854
Inventory	33,413	(337,050)	(303,637)
Prepaid expenses and other current assets	49,696	-	49,696
Accounts payable	(1,130,583)	-	(1,130,583)
Accrued expenses	(465,416)	-	(465,416)
Accrued commissions	(72,546)	-	(72,546)
Deferred rent	-	-	-
Net cash provided by operating activities	21,285	-	21,285
Cash flows from investing activities
Purchases of property and equipment	(22,103)	-	(22,103)
Net cash used in investing activities	(22,103)	-	(22,103)
Cash flows from financing activities
Proceeds from note payable - related party	-	-	-
Repayment of notes payable	(1,057,811)	-	(1,057,811)
Net cash used in financing activities	(1,057,811)	-	(1,057,811)
Net decrease in cash and cash equivalents	(1,058,629)	-	(1,058,629)
Cash and cash equivalents beginning of year	1,414,706	-	1,414,706
Cash and cash equivalents end of year	$356,077	$-	$356,077

4.	Inventory

Inventory consists of the following:

	December 31,	June 30,
	2017	2017

Laboratory testing supplies	$397,569	$347,750
Total inventory	$397,569	$347,750

Purchased components of approximately $31,000 and finished goods of $207,000 were written down in the six months ended December 31, 2016 to net realizable value. No inventory was written down in the six months ended December 31, 2017.

5.	Income Taxes

The Company's effective tax rate for the three and six months ended December 31, 2017 was 179.5% and 326.4%, respectively. The unusually high tax rate for the periods was due to a deferred income tax charge of approximately $4,493,000, as explained below. For the three and six months ended December 31, 2017, the Company calculated income tax expense based upon an annual effective tax rate forecast adjusted for discrete items that specifically relate to the interim period. Changes in tax laws or rates on deferred tax assets and liabilities are recognized as discrete items in the interim period that includes the enactment date. The differences between the effective tax rate and the U.S. federal statutory tax rate of 35% principally resulted from state and local taxes, graduated federal tax rate reductions, changes in the valuation allowance, non-deductible expenses, and discrete items for the interim period.

On December 22, 2017, the U.S. President signed the Tax Cuts and Jobs Act of 2017 (the "Act"). Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 740, Income Taxes ("ASC 740") requires that the effects of changes in tax laws or tax rates be recognized in the financial statements in the period in which such changes were enacted. During the three months ended December 31, 2017, the Company incurred a deferred income tax charge of approximately $4.5 million due to the write-down of deferred tax assets related to the reduction of the corporate income tax rate per the Act.

At December 31, 2017, the Company had a net deferred tax asset of approximately $7,357,000. Management has considered the realizability of the deferred tax assets and has concluded that a valuation allowance of approximately $31,291,000 should be recorded, related to net operating loss carryforwards that are not anticipated to be realized. Management determined that a valuation allowance was required with respect to the remaining net deferred tax assets. Realization of these assets is primarily dependent on achieving the forecast of future taxable income, as well as prudent and feasible tax planning strategies.

6.	Related Party Notes Payable

	December 31, 2017			June 30, 2017
	Note	Interest rate		Note	Interest rate
	Payable	per annum		Payable	per annum
Secured			Secured
	$1,056,875	5% interest paid annually		$1,056,875	5% interest paid annually
	641,294	5% interest paid annually		641,294	5% interest paid annually
	255,417	5% interest paid annually		255,417	5% interest paid annually
	591,613	5% interest paid annually		591,613	5% interest paid annually

Total	$2,545,199		Total	$2,545,199

Secured

At June 30, 2016, the Company had outstanding a convertible note payable in the aggregate principal amount of $950,000. The note was convertible into shares of common stock at an initial conversion price of $2.25 per share, subject to adjustment. This note had a maturity date of December 17, 2016. Based on the initial conversion price, the note was convertible into up to 422,222 shares of common stock. If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price then in effect, such conversion price would be decreased to equal 85% of such lower price. This note accrued interest at 9% per annum with interest payable upon maturity or on any earlier redemption date. As described in greater detail below under the caption "Exchange Transaction", on March 20, 2017, this note was exchanged for a new promissory note in the aggregate principal amount of $1,056,875. The new note matures twelve months following such extension date and interest accrues on the principal amount of the new note at the rate of 5% per annum. The new note is secured by a lien on all the Company's assets and is convertible at the initial conversion price of $2.03 per share.

At June 30, 2016, the Company had outstanding a promissory note in the aggregate principal amount of $320,000. The note was due and payable on April 15, 2016 and interest accrued on the note at the rate of 10% per annum. The note was secured by a first priority lien on certain of the Company's assets, as described in a security agreement entered between the Company and the purchaser. The note was convertible into shares of common stock of the Company at an initial conversion price of $4.86 per share. The note was issued to an affiliate of J. David Luce, a former member of the board of directors. On September 1, 2016, the Company entered into an amendment agreement which extended the maturity date to December 1, 2016 at an interest rate of 5% per annum. In consideration for such agreement, the Company agreed that the note would be further modified so that it would be convertible into shares of common stock of the Company at a conversion price of $3.00 per share, which was equal to the most recent closing bid price of the Company's common stock immediately prior to the execution of the amendment agreement. Based on the modified conversion price, the principal amount of the note was convertible into 106,667 shares of common stock. As described in greater detail below under the caption "Exchange Transaction," on March 20, 2017, this note was combined with the $200,000 unsecured note held by the same entity and was exchanged for a new promissory note in the aggregate principal amount of $641,294. The new note matures twelve months following such extension date and interest accrues on the principal amount of the new note at the rate of 5% per annum. The new note is secured by a lien on all of the Company's assets and is convertible at the initial conversion price of $2.03 per share.

Unsecured

At June 30, 2016, the Company had outstanding a promissory note in the aggregate principal amount of $200,000, held by an entity affiliated with J. David Luce, a former member of the board of directors. The notes accrued interest at the rate of 20% per annum, payable in arrears, and was due upon the earlier of (i)  August 26, 2016, or (ii) the closing of a sale of equity or debt securities of the Company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days in the gross amount of at least $5,000,000 in cash proceeds. On September 1, 2016, the note was amended to extend the maturity date to December 1, 2016 and to allow the investor to elect to further extend the note for an additional 90 days. In consideration for such agreements, the Company agreed that the promissory note would be further modified so that it would be convertible into shares of common stock of the Company at an initial conversion price of $3.00 per share, which was equal to the most recent consolidated closing bid price of the Company's common stock immediately prior to the execution of the amendment agreement. Based on the conversion price, the principal amount of the note was convertible into up to 173,333 shares of common stock. In March 2017, this note was combined with the $320,000 secured note held by the same entity and exchanged for a new promissory note in the aggregate principal amount of $641,294. The new note matures twelve months following such extension date and interest accrues on the principal amount of the new note at the rate of 5% per annum. The new note is secured by a lien on all of the Company's assets and is convertible at the initial conversion price of $2.03 per share. Additional terms and conditions of the new note are described in greater below under the caption "Exchange Transaction".

At June 30, 2016, the Company had a promissory note in the aggregate principal amount of $450,000 to Optimum Ventures, LLC, a related party of Peachstate Health Management, LLC, through common ownership. The note was unsecured and was not convertible into equity securities of the Company. The note accrued interest at the rate of 20% per annum, payable in arrears, and was due upon the earlier of (i)  October 28, 2016, or (ii) within 30 days of the closing of a sale of equity or debt securities of the Company, or series of closings, as part of the same transaction, of equity or debt securities within a period of 90 days, in the gross amount of at least $5,000,000 in cash proceeds. As described in greater detail below under the caption "Exchange Transaction", on March 20, 2017, this note was exchanged for a new promissory note in the aggregate principal amount of $591,613. The new note matures twelve months following such extension date and interest accrues on the principal amount of the new note at the rate of 5% per annum. The new note is secured by a lien on all of the Company's assets and is convertible at the initial conversion price of $2.03 per share.

Effective as of January 31, 2017, the Company accepted a short-term loan in the aggregate principal amount of $250,000 from Hanif A. Roshan, the Company's Chief Executive Officer and Chairman of the Board. To evidence the loan, the Company issued Mr. Roshan a promissory note (the "Note") in the aggregate principal amount of $250,000. The Note was an unsecured obligation of the Company and was not convertible into equity securities of the Company. The Note was due and payable on the 30-day anniversary of the issue date and interest accrued on the Note at the rate of 12% per annum. The Note was exchanged for a new secured convertible note in the exchange transaction described below under the caption "Exchange Transaction".

Exchange Transaction

On March 20, 2017, the Company entered into a note exchange agreement with the holders of an aggregate principal amount of $2,170,000 of outstanding promissory notes (the "Original Notes"), which were due and payable, pursuant to which the Company agreed to issue the holders of such notes, in consideration of the cancellation of the Original Notes, new promissory notes in the aggregate principal amount of $2,545,199, which is equal to the sum of the aggregate principal amount of the Original Notes plus the accrued but unpaid interest on the Original Notes (the "New Notes"). The New Notes are convertible into shares of the Company's common stock at an initial conversion price of $2.03 per share. Based on the initial conversion prices, the New Notes will be convertible into up to 1,253,792 shares of common stock. If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price then in effect, such conversion price will be decreased to equal 85% of such lower price. The foregoing adjustments to the conversion price will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. The conversion price is also subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. These conversion options resulted in a derivative liability valued at $328,422. All the New Notes have a maturity date of one year from the closing date. The New Notes were issued in consideration of the exchange of (i) an aggregate principal amount of $950,000 of Original Notes convertible at a price of $2.25 per share, (ii) an aggregate principal amount of $520,000 of Original Notes convertible at a price of $3.00 per share, and (iii) an aggregate principal amount of $700,000 of unconvertible Original Notes.

During the year ended June 30, 2017, in connection with the exchange of the Original Notes for the New Notes, the Company also agreed with the holder of all outstanding shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") to exchange all of its outstanding shares of Series B Preferred Stock for shares of a new series of convertible preferred stock designated as Series E Convertible Preferred Stock (the "Series E Preferred Stock"). Accordingly, on March 20, 2017, the Company also entered into a separate exchange agreement with the holder of the shares of Series B Preferred Stock, to exchange such shares for a total of 25,000 shares of Series E Preferred Stock. Each share of Series E Preferred Stock will have a stated value of $30.00 per share. Pursuant to this exchange agreement, the holder of the shares of Series B Preferred Stock agreed to waive all unpaid dividends that had accrued on the shares of Series B Preferred Stock. The shares of Series E Preferred Stock are initially convertible by the holder into an aggregate of 187,500 shares of common stock at the initial conversion rate of $4.00 per share. The conversion price of the new preferred stock is subject to adjustment solely in the event of stock dividends, combinations, splits, recapitalizations, and similar corporate events. The right of holders of Series E Preferred Stock to convert these securities into common stock is subject to a 4.99% beneficial ownership limitation, which beneficial ownership limitation may be increased by a holder to a greater percentage not more than 9.99% after providing notice to the Company.

The New Notes bear interest at the rate of 5% per annum with interest payable upon maturity, the conversion of the New Notes or on any earlier redemption date. Beginning one month after the Company's common stock is listed for trading on a national securities exchange, and Company will have the right to redeem all or any portion of the outstanding principal balance of the New Notes, plus all accrued but unpaid interest at a price equal to 110% of such amount. The holders of the New Notes shall have the right to convert any or the entire amount to be redeemed into common stock prior to redemption. Subject to certain exceptions, the New Notes contain customary covenants against incurring additional indebtedness and granting additional liens and contain customary event default. Upon the occurrence of an event of default under the New Notes, the holders may require the Company to repay all or a portion of the note in cash, at a price equal to 110% of the principal, plus accrued and unpaid interest.

Loss on Extinguishment of Debt

In accordance with ASC 470-50, "Debt - Modifications and Extinguishments", the Company's note exchange agreement was tested to determine whether a debt modification or debt extinguishment had occurred. Based on management's review, debt extinguishment accounting applied. A loss on extinguishment of $258,037 resulted from the exchange, and was recorded in fiscal year 2017. The loss consists of the resulting derivative liability of $328,422 from embedded conversion options in the New Notes and the additional value of $50,000 of the Series E Preferred Stock compared to the Series B Preferred Stock, offset by the waiving of the unpaid Preferred Series B dividends of $120,385. No expense was yet incurred in fiscal year 2018.

7.	Equity

Preferred Stock

As of December 31, 2017, there were 25,000 shares of Series E Convertible Preferred Stock outstanding. The shares of Series E Preferred Stock are initially convertible into an aggregate of 187,500 shares of common stock at the initial conversion rate of $4.00 per share. The conversion price of the Series E Preferred Stock will be subject to adjustment solely in the event of stock dividends, combinations, splits, recapitalizations, and similar corporate events and does not provide for general price-based anti-dilution adjustments. Each share of Series E Preferred Stock has a stated value of $30.00 per share and has the following rights and preferences: (i) each holder of the Series E Preferred Stock has the right, at any time, to convert the shares of Series E Preferred Stock into shares of common stock, (ii) the Series E Preferred Stock is redeemable at the Company's option commencing one year after the original issuance date, provided that the Company's common stock is listed on a national securities exchange at such time, and (iii) the Series E Preferred Stock will pay dividends at the rate of 5% per annum in cash. The shares of Series E Preferred Stock were issued in a transaction with the holder of the Company's previously outstanding shares of Series B Preferred Stock to exchange the shares of Series B Preferred Stock for the shares of Series E Preferred Stock. Pursuant to the exchange agreement for the preferred stock, the holder of the shares of Series B Preferred Stock agreed to waive all unpaid dividends that had accrued on the shares of Series B Preferred Stock. At December 31, 2017, the Company has accrued dividends of approximately $29,000 on the Series E Preferred Stock which remain unpaid.

As of December 31, 2017, there are 605,000 shares of Series D Convertible Preferred Stock outstanding. The Series D Preferred Stock can be converted by the holders into an aggregate of 619,154 shares of common stock at an initial conversion rate of $9.77139 per share. The holders of such shares have the right to convert the preferred shares at any time, although the shares received upon conversion may not be offered or sold except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The Company has the right to repurchase the outstanding Series D Preferred Stock at a redemption price equal to $10.00 per share, plus accrued and unpaid dividends, and to require holders to convert their Series D Preferred Stock beginning in June 2016. Dividends on the Series D Preferred Stock accrue at a rate of 5% per annum and are payable semi-annually in cash or stock at the Company's option. At December 31, 2017, the Company has accrued dividends in the amount of approximately $787,000 on the Series D Preferred Stock, which remain unpaid.

The Company's preferred stock takes precedence over Common Stock but ranks below debt in the event of liquidation. In addition, the Series D Convertible Preferred Stock ranks above the Series E Convertible Preferred Stock.

Earnings per Share

FASB ASC Topic 260, Earnings per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of ordinary shares outstanding during the period, while diluted earnings per share is calculated to include any dilutive effects to ordinary shares. For the three and six months ended December 31, 2017, our ordinary share equivalents consisted of stock options, restricted stock units, convertible debt, preferred stock and warrants.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Basic earnings (loss) per share
Net loss	$(2,983,867)	$(268,738)	$(4,110,390)	$(172,905)
Preferred stock dividends	(85,699)	(100,624)	(170,249)	(201,248)
Net loss available to common shareholders after preferred stock dividends	$(3,069,566)	$(369,362)	$(4,280,639)	$(374,153)
Weighted average shares used in the computation of basic earning per share	7,249,370	6,015,053	7,249,370	5,893,655

Loss per share - basic	$(0.42)	$(0.06)	$(0.59)	$(0.06)

Dilutive earnings (loss) per share
Loss available to common shareholders	$(3,069,566)	$(369,362)	$(4,280,639)	$(374,153)
Weighted average shares used in the computation of diluted earnings per share	7,249,370	6,015,053	7,249,370	5,893,655
Dilutive effect of options, warrants, convertible debt and convertible preferred stock	-	-	-	-
Shares used in the computation of diluted earnings (loss) per share	7,249,370	6,015,053	7,249,370	5,893,655

Loss per share - diluted	$(0.42)	$(0.06)	$(0.59)	$(0.06)

Anti-Dilutive Options Excluded	1,253,793	5,354,203	1,253,793	5,354,203

Common Stock Warrants

A schedule of common stock warrant activity for the six months ended December 31, 2017 is as follows:

Warrant Activity	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding June 30, 2017	4,150,535	$4.67	3.87	$42,582
Issued	-
Expired	(25,000)	$12.06	-
Outstanding December 31, 2017	4,125,535	$4.62	2.89	$-
Exercisable, December 31, 2017	4,069,979	$4.18	2.79	$-

8.	Share-Based Compensation

Stock option activity under the Company's stock option plans for employees and non-executive directors for the six months ended December 31, 2017 is as follows:

Employee Option Activity	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding June 30, 2017	226,902	9.04	6.34	$-
Granted	50,000	2.00	9.70	-
Expired/Forfeited	(11,556)	23.40	23.40
Outstanding December 31, 2017	265,346	7.08	7.04	$-

Exercisable December 31, 2017	143,917	11.50	4.94	$-

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Non-Executive Option Activity	Options	Price	Life (Years)	Value

Outstanding June 30, 2017	602,311	3.57	6.11	$-
Granted	45,555	1.59	9.74	-
Expired/forfeited	(35,901)	4.01	-	-
Outstanding and exercisable December 31, 2017	611,965	3.40	7.35	$-

No options were granted to the Company's non-employee directors as of December 31, 2017 as each director that would have received such options as of such date under the Company's Non-Employee Director Compensation Policy waived the receipt of such compensation for the quarter ended December 31, 2017.

Restricted stock unit activity under the Company's restricted stock unit plans for employees and non-executive directors for the six months ended December 31, 2017 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value

Outstanding June 30, 2017	411,429	$1.75
Granted	120,000	0.74
Expired/Forfeited	-
Outstanding December 31, 2017	531,429	$1.54

9.	Fair Value Measurements and Other Financial Instruments

The carrying amounts of the Company's financial assets and liabilities, such as cash, accounts receivable, inventory, prepaid expenses, and other current assets, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

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

The Company's Level 3 financial liabilities consist of the derivative conversion features of underlying convertible debt and warrants issued in 2011 to 2015. The Company valued the conversion features using the Black Scholes model prior to the three months ended September 30, 2016 and the Monte Carlo model for all periods thereafter. These models incorporate transaction details such as the Company's stock price, contractual terms maturity, risk free rates and volatility as of the date of issuance and each balance sheet date. The decrease in the value of the conversion feature of the convertible debt and warrants issued was primarily due to the decrease in the stock price during 2017 compared with prior years.

The Company utilized the following assumptions in valuing the derivative conversion features:

Exercise Price	$2.03	-	$2.07
Risk free interest rate	1.38%	-	2.21%
Expected volatility	100%	-	160%
Remaining Term (years)	0.22	-	5.57

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The fair value of AHC financial instruments, using the fair value hierarchy under U.S. GAAP detailed in "Fair Value Measurements" in Note 2, "Summary of Significant Accounting Policies and Recently Issued Accounting Standards," of the Notes to the Condensed Consolidated Financial Statements are included in the tables below.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liabilities at every reporting period and recognizes gains and losses in the statement of operations that are attributable to the change in the fair value of the derivative liabilities.

The following tables provide a summary of the changes in fair value, including net transfers in and/or out, of all financial assets/ (liabilities) measured at the fair value on a recurring basis using significant unobservable inputs during the six months ended December 31, 2017.

		Convertible
	Warrants	Notes	Total

Balance - June 30, 2017	$435,036	$116,004	$551,040

Change in fair value of derivative liabilities	(254,553)	(111,311)	(365,864)

Balance - December 31, 2017	$180,483	$4,693	$185,176

	Fair
	Value	Level 1	Level 2	Level 3

June 30, 2017 derivative liabilities	$551,040	$-	$-	$551,040

December 31, 2017 derivative liabilities	$185,176	$-	$-	$185,176

Derivative Instruments

For the three and six months ended December 31, 2017 and 2016, the Company recorded non-cash income of approximately $293,000 and $366,000, compared to income of $622,000 and $136,000 for the prior year periods in other (expense) income for the changes in fair value of the derivative liabilities.

10.	Commitments and Contingencies

A complaint was filed by a former independent contractor in the State of Louisiana who was involved in the sales and marketing of the Company's products and services. The caption of the case is Medlogic, LLC and Malena F. Badon v. Peachstate Health Management, LLC., Pyarali Roy, and Universal Billing Systems, LLC. Plaintiff alleges certain commissions had not been paid in full. The Company believes the contractor was overpaid and has asserted a counter claim for reimbursement of such overpayments. The Company intends to vigorously defend the claim and pursue the counter claim. The parties have completed initial discovery and the matter remains pending. The Company believes the resolution of this matter will not have a material effect on its financial statements.

Regarding the termination of the Company's employment relationship with certain executives, including the former Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of AHC, the Company has been reviewing its severance obligations to them and the vesting of other post-termination provisions. The Company believes that it has accrued all related severance costs as of December 31, 2017 related to the past terminations.

The former CEO of AHC commenced arbitration proceedings against AHC before the American Arbitration Association ("AAA"). A demand for arbitration was filed with the AAA on or about June 22, 2016 by O'Connell Benjamin, requesting payment of severance compensation of $341,620 and other benefits, including the vesting of certain stock option awards, pursuant to an employment agreement. The parties opted to pursue mediation in their attempt to resolve the matter, and a mediation session was held on October 30, 2017, but no resolution was reached. The Company believes that it has valid defenses to Mr. Benjamin's claims and intends to defend this matter accordingly as the arbitration process ensues.

The Company is a defendant in an action captioned Cogmedix, Inc. v. Authentidate Holding Corp. in the Superior Court of Worcester County, Commonwealth of Massachusetts, Case No. 1685CV01318B. Suit was filed on September 6, 2016 alleging the principal amount of $227,061, and accumulating interest and attorney fees remain outstanding on a purchase order dated December 6, 2013. Management believes that this matter will not have a material adverse effect on financial position, results of operations, or cash flows. Nevertheless, this matter is the subject of further negotiations.

On August 24, 2017, the Company commenced suit against Mr. Richard G. Hersperger, a former company director and officer, to recover 38,321 shares of common stock and to obtain declaratory relief terminating all further obligations to Mr. Hersperger. The case was filed in the Superior Court of Hall Country, State of Georgia under the caption Authentidate Holding Corp. and Peachstate Health Management, LLC d/b/a Aeon Clinical Laboratories v. Richard G. Hersperger, Case No. 2017-CV-1686-B. The complaint also sought damages based on common law fraud and breach of fiduciary duty. Mr. Hersperger threatened to commence litigation against us and certain of our directors. In December 2017, the Company entered into a settlement agreement and release with Mr. Hersperger to resolve the dispute. Pursuant to the settlement agreement and release, and in consideration of the general release of claims provided by the former CEO and his agreement to dispose of the shares previously issued to him to a designated third party, the Company agreed to pay an amount of $15,000 to the former CEO and dismiss the above-referenced proceeding it had commenced against him. The Company also agreed to provide a general release to the former CEO.

On May 3, 2017, the Company received notice from the Office for Civil Rights ("OCR") of the U.S. Department of Health and Human Services ("HHS") informing the Company that the OCR is conducting a review of the Company's compliance with applicable Federal Standards for Privacy of Individually Identifiable Health Information and/or Security Standards for the Protection of Electronic Protected Health Information. The OCR is the division of HHS charged with enforcing the Health Insurance Portability and Accountability Act of 1996, as amended ("HIPAA"), and the privacy, security and data breach rules which implement HIPAA ("HIPAA Rules"). The OCR compliance review covers both the Company's telehealth business and its clinical laboratory operations. The OCR reviewed the Company's premises and conducted interviews on May 23, 2017 and the Company continues to work on a resolution with the OCR. The OCR may, among other things, require a corrective action, issue penalties, or reach a monetary settlement. The Company does not expect a material adverse determination on its consolidated financial position, results of operations and cash flows.

The Company is the plaintiff in a case captioned Peachstate Health Management, LLC d/b/a Aeon Clinical Laboratories v. Radius Foundation, Inc. and William Bramlett, Ph.D., filed on June 13, 2017 in the State Court of Hall County, State of Georgia. On October 10, 2017, Plaintiff filed a motion for default judgment requesting an order of judgment in the principal amount of $116,650. The Court has since requested additional information from the Company relating to details of the parties' business relationship which the Company is in the process of providing in order to secure an Order for Default Judgment.

The Company is the plaintiff in a case captioned Peachstate Health Management, LLC d/b/a Aeon Clinical Laboratories v. Trimana, LLC d/b/a Via Medical Center filed on April 29, 2016 in the State Court of Hall County, State of Georgia. Service of the Summons and Complaint was perfected upon the Defendant on October 11, 2017, and an Answer was due to be filed by the Defendant on or before November 10, 2017. No Answer was filed by the defendant, however, and the Company will be seeking a default judgement in the amount of $104,442 along with interest and attorney fees.

The Company, along with its chief executive officer and certain unnamed persons, are defendants in a case captioned Carlotta Miraflor v. Peachstate Health Management, LLC d/b/a Aeon Global Health, et al., filed on October 4, 2016 in the United States District Court for the Central District of California. Service of the Summons and Complaint was made on January 3, 2018 and the Company has not yet filed its answer to the complaint. The plaintiff was an independent contractor which provided marketing services to the Company pursuant to a services agreement. The complaint alleges harassment, retaliation, wrongful termination, assault, and other claims. The lawsuit was preceded by a Dismissal and Notice of Rights by the U.S. Equal Employment Opportunity Commission in July 2017 on the basis that the plaintiff has been identified as an independent contractor, notwithstanding that the plaintiff alleged that the Company was the employer of the plaintiff. The lawsuit now seeks an injunction enjoining the Company from classifying its sales and marketing personnel as independent contractors and unspecified compensatory damages of at least $75,000 for plaintiff's alleged loss of earnings, emotional distress, punitive damages, and attorneys' fees and costs. The Company disputes that it was an employer of the plaintiff, believes that it has strong defenses to plaintiff's allegations and intends to vigorously defend the litigation. Management is unable to determine at this time whether this claim will have a material adverse impact on the Company's financial condition, results of operations or cash flow.

The Company is also subject to claims and litigation arising in the ordinary course of business. Management considers that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would not have a material adverse effect on the consolidated financial position, results of operations or cash flows.

The Company has entered into various agreements by which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by the Company under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by the Company and to dispute resolution procedures specified in the particular contract. Further, obligations under these arrangements may be limited in terms of time and/or amount and, the Company may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to their conditional nature and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2017, the Company is not aware of any obligations under such indemnification agreements that would require material payments.

11.	Related Party Transactions

Except as disclosed herein, the Company has not entered into any material transactions or series of similar transactions with any director, executive officer or any security holder owning 5% or more of common stock since July 1, 2016.

AEON leases its facilities from Centennial Properties of Georgia, LLC under a lease agreement commencing April 2014, as amended January 20, 2016. The lease provides for a term of 12 years expiring March 2026. The lease payments range from $46,500 to a maximum of $60,000. In connection with the lease agreement, as security for its rent and other obligations under the lease, AEON has provided to the landlord a first priority lien and security interest in substantially all its assets. The landlord under the lease is Centennial Properties of Georgia, LLC a Georgia limited liability company. Centennial is owned by Sonny Roshan, Shawn Desai, Pyarali Roy and Sohail Ali, all of whom were AEON members and received common stock in Authentidate as a result of the Acquisition. Mr. Roshan serves as the Chairman and CEO of Authentidate. Mr. Desai is the Chief Technology Officer of AEON. Mr. Roy is the Chief Strategy Officer of AEON. Related party rent expense for the three and six months ending December 31, 2017 and 2016 was $144,000 and $288,000, and $140,000 and $279,000, respectively.

The Company holds certain related party notes payable with shareholders and affiliates of board members of the Company, as detailed in Note 6. Interest expense relating to these notes amounted to approximately $32,000 and $64,000, and $92,000 and $203,000 for the three and six months ended December 31, 2017 and 2016, respectively.

Effective as of January 31, 2017, the Company accepted a short-term loan in the aggregate principal amount of $250,000 from Hanif A. Roshan, the Company's Chief Executive Officer and Chairman of the Board. To evidence the loan, the Company issued Mr. Roshan a promissory note (the "Note") in the aggregate principal amount of $250,000. The Note was an unsecured obligation of the Company, and was not convertible into equity securities of the Company. The Note was due and payable on the 30-day anniversary of the issue date and interest accrued on the Note at the rate of 12% annum. The Note was exchanged for a new secured convertible note in the exchange transaction described above in Note 6 under the caption "Exchange Transaction".

AHC entered into a lease agreement with Hanif A. ("Sonny") Roshan (the "landlord") for a residential premises at 5455 Golf View Drive, Braselton, Georgia 30517 for a term of one year beginning on January 1, 2017 and ending on December 31, 2017 for a fixed rent in monthly installments of $7,500 due and payable by the first day of each month. The lease is renewable with a 3% increase in rent for each renewal. The tenant is responsible for utilities and insurance with the landlord responsible for maintenance and taxes on the premises. Rent expense was $22,500 and $45,000 for the three and six months ended December 31, 2017.

12.	Segment Information

The Company is operated as two segments: laboratory testing services (AEON), and web-based software (AHC). Laboratory testing services includes the testing of an individual's blood, urine or saliva for the presence of drugs or chemicals and the patient's DNA profile. Web-based software provides secure web-based revenue cycle management applications and telehealth products and services that enable healthcare organizations to increase revenues, improve productivity, reduce costs, coordinate care for patients and enhance related administrative and clinical workflows and compliance with regulatory requirements. Management currently runs each segment separately and measures profitability and operational performance based on the financial statements, which are independently maintained.

Selected financial information related to the Company's segments is presented below:

	Authentidate	AEON	Total

Three Months ended December 31, 2017
Net revenues	$253,180	$5,278,042	$5,531,222
Cost of revenues	64,978	823,564	888,541
Operating expenses	335,067	3,818,194	4,153,261
Operating loss	(81,887)	1,459,848	1,377,961

Six Months ended December 31, 2017
Net revenues	$500,850	$8,388,424	$8,889,274
Cost of revenues	120,106	1,897,012	2,017,117
Operating expenses	1,208,452	7,437,181	8,645,633
Operating loss	(707,602)	951,243	243,641

Three Months Ended December 31, 2016
Net revenues	$321,378	$4,565,435	$4,886,813
Cost of revenues	55,325	896,343	951,668
Operating expenses	1,320,216	4,319,576	5,639,792
Operating loss	(160,596)	(592,383)	(752,979)

Six Months ended December 31, 2016
Net revenues	$680,157	$10,256,731	$10,936,888
Cost of revenues	356,783	1,839,055	2,195,838
Operating expenses	2,764,971	8,109,655	10,874,626
Operating income (loss)	(143,361)	205,623	62,262

December 31, 2017
Total assets	$7,474,180	$4,934,988.74	$12,409,168

June 30, 2017
Total assets	$11,772,874	$4,958,804	$16,731,678

13.	Subsequent Events

On January 4, 2018, the Company entered into a Consulting Agreement with Dr. Armando Moncada, M.D. ("Moncada") pursuant to which the Company engaged Moncada to act as it Chief Medical Officer - Pathology and to provide certain consulting services in connection with the operating of the Company's pathology laboratory, as specified in the Consulting Agreement, which expires December 31, 2020; however, it may be terminated sooner by either party upon 30 day's prior written notice. In the event that the Consulting Agreement is terminated by the Company without cause, or by the Consultant due to a breach by the Company, the Consultant will be entitled to receive all fees earned through the date of termination, plus the Company shall pay the Consultant the applicable consulting fee for one additional month. Pursuant to the Consulting Agreement, the Company agreed to pay the Consultant the following consulting fees: (i) an amount of $40,000 upon the execution of the agreement, (ii) the sum of $25,000 per month, commencing February 1, 2018, and (iii) an additional sum of $40,000 on or about January 15, 2019 and January 15, 2020. Further, the Company agreed to grant the Consultant 280,000 restricted stock units ("RSUs") pursuant to its 2011 Omnibus Equity Incentive Plan (the "Plan"), which RSUs will vest in the event that the Consultant remains engaged by the Company to the end of the term of the Consulting Agreement and upon the achievement of certain performance criteria, subject to the approval of the Company's shareholders of an amendment to the Plan to increase the number of shares of common stock available for awards to be issued thereunder. In addition, pursuant to the Consulting Agreement, Moncada agreed to transfer and assign to the Company, in his personal capacity as well as in his capacity as a controlling member and/or officer of PCG Molecular, LLC and Pathology Consultants of Georgia, Inc., all rights to the intellectual property of such entities, whether trademarks, patents, patent applications, service marks. The completion of the transaction to acquire the foregoing intellectual property rights is subject to the negotiation and execution of a definitive assignment agreement and other customary closing conditions. Accordingly, there can be no assurance that a definitive agreement will be reached by the parties.

On January 23, 2018, the Company accepted a short-term loan in the aggregate principal amount of $500,000 from Hanif A. Roshan, the Company's Chief Executive Officer and Chairman of the Board. To evidence the loan, the Company issued Mr. Roshan a promissory note (the "Note") in the aggregate principal amount of $500,000. The Note is an unsecured obligation of the Company and is not convertible into equity securities of the Company. The Note is due and payable on April 23, 2018 and interest will accrue on the Note at the rate of 5% per annum. In addition, the Note also provides the holder with the right to exchange the principal amount of the Note (and unpaid interest thereon) into securities of the Company that it may issue in the next financing, as defined in the Note. The Note contains terms and events of default customary for similar transactions. The Company is using the net proceeds from the transaction for general business and working capital purposes.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this Quarterly Report on Form 10-Q are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report, words such as "may," "should," "seek," "believe," "expect," "anticipate," "estimate," "project," "intend," "strategy" and similar expressions are intended to identify forward looking statements regarding events, conditions and financial trends that may affect the Company's future plans, operations, business strategies, operating results and financial position. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include:

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

•

Significant fines, penalties, costs and/or damage to the Company's reputation arising from the failure to comply with U.S. and international privacy and security laws and regulations, including the Health Insurance Portability and Accountability Act of 1996, Health Information Technology for Economic and Clinical Health Act, U.S. state laws and regulations, and laws and regulations of the European Union and other countries;

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

These and certain other factors are discussed in this Quarterly Report and from time-to-time in other Company reports filed with the Securities and Exchange Commission (the "SEC"). The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether because of new information, future events or otherwise, except as required by law.

The AEON Acquisition

On January 27, 2016, AEON was merged into a newly formed acquisition subsidiary of AHC (the "Aeon Acquisition") pursuant to a definitive Amended and Restated Agreement and Plan of Merger dated January 26, 2016, as amended on May 31, 2016 and December 15, 2016 (collectively the "Merger Agreement"). The merger certificate was filed with the Secretary of State of Georgia on January 27, 2016, and AEON survived the merger as a wholly-owned subsidiary of AHC. The acquisition of AEON requires us to pay certain Earn'out Payments (as defined and described below) to the former members of AEON upon achievement of certain financial milestones. The Earn-out Payments must be paid in shares of our common stock. In accordance with the Merger Agreement, the members of AEON prior to the effective time of the AEON Acquisition became holders of shares of common stock, issuable in tranches as described below. The closing of the AEON acquisition occurred on January 27, 2016 and the Company filed a Current Report on Form 8-K on February 1, 2016 regarding the AEON Acquisition in accordance with the SEC regulations.

Pursuant to the terms of the Merger Agreement, among other things:

•	Following the AEON Acquisition, AEON is operated as a separate entity.

•

The former members of AEON prior to the effective time of the AEON Acquisition became holders of shares of common stock issuable in tranches as follows (the payments referred to in (b), (c), (d) and (e) below are hereinafter be referred to as the "Earn-out Payments"):

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

 The Merger Agreement provides that the above-referenced EBITDA targets are subject to adjustment on an annual basis, for each percentage increase or decrease above a ten percent threshold, of the CMS reimbursement rate levels for the services that AEON provides to its customers. The CMS rates changed in 2016 and 2017 and the Company anticipates that the original EBITDA thresholds will be materially reduced.  The Company has recently engaged a valuation consultant to evaluate the impact of the CMS rate changes on the target EBITDA threshold values, which analysis has not yet been completed.

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

Overview of AEON Business

Prior to the closing of the AEON Acquisition, AEON was a privately-held Georgia limited liability company. Subsequent to the Acquisition, the AEON business constitutes the majority of the combined Company's business.

AEON's primary business focus is on the "Personalized Medicine" approach to laboratory testing. This includes the testing of an individual's blood, urine or saliva for the presence of drugs or chemicals and the patient's DNA profile.

AEON is an innovator in genomic testing with a number of established genetic tests in use today in the areas of pharmacogenomics and cancer genetic testing and a pipeline of additional tests in development which it plans to bring to market over the coming eighteen months. AEON is investing to expand its genetic testing capabilities to address the rapidly increasing demand for personalized medical analysis that involves using an individual's genetic profile to guide decisions regarding the prevention, diagnosis, and treatment of disease. AEON strives to offer unique testing specifically designed for its increased focus on personalized medicine, with superior service levels. In this effort, AEON provides advanced testing in DNA pharmacogenomics, cancer genetics and molecular microbiology. Genomic testing is more complex than conventional toxicology testing, requires unique knowledge and significantly more sophisticated equipment and bioinformatics. As a result, genomic testing commands higher prices while enjoying significantly less competition.

Toxicology is a major component of AEON's product mix and will continue to be an important element of AEON's business strategy. AEON's toxicology testing provides information about the medication and other substances in the patient's system from either urine or oral fluid samples. This information helps guide a clinician's treatment of a patient. This testing ensures the safe use of prescriptions and is designed to help doctors provide the highest level of care. AEON offers a comprehensive set of toxicology tests and produce results under quality assurance standards consistent with those required by various regulatory bodies. In addition, AEON intends to expand its anatomic pathology testing business.

AEON supports its national client base from its Gainesville, Georgia headquarters. AEON is focused on technology innovation and efficiency, utilizing state of the art testing equipment and its proprietary methodologies to provide some of the fastest and most reliable test results in the nation. AEON focuses on a service model that emphasizes the importance of the test result for both the client and the patient. By focusing on fast, accurate turnaround of test results and the ability to integrate directly with the electronic medical records of clients, AEON believes it can provide clients a unique service that larger clinical laboratories cannot match. Because of the emphasis on its service model, AEON believes it is ideally positioned to be a preferred lab provider for personalized medicine. The majority of AEON's current testing volume is in toxicology; however, AEON has recently placed focus and emphasis on growing its DNA pharmacogenomics and cancer genetic testing in response to growing market demand for personalized medical testing.

Overview of AHC Business

AHC provides secure web-based revenue cycle management applications and telehealth products and services that enable healthcare organizations to (i) increase revenues, (ii) improve productivity, (iii) reduce costs, (iv) organize care for patients and (v) enhance related administrative and clinical workflows and compliance with regulatory requirements. AHC's web-based services are delivered as Software as a Service (SaaS) to its customers interfacing seamlessly with billing and document management systems. These solutions incorporate multiple features and security technologies such as business-rules based electronic forms, intelligent routing, transaction management, electronic signatures, identity credentialing, content authentication, automated audit trails and remote patient management capabilities. Both web and fax-based communications are integrated into automated, secure and trusted workflow solutions.

Outlook and Trends

Healthcare Industry Trends

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

Fees for the laboratory services we provide are reimbursed by Medicare, Medicaid and commercial payors and are established in the Clinical Laboratory Fee Schedule (CLFS). Historically, these fee schedules are subject to annual adjustments. During the quarter ended December 31, 2017, 45% of the Company's revenue was reimbursed from Medicare under the CLFS with the balance of the Company's revenue derived from commercial insurance providers and Medicaid. For the quarter ended December 31, 2017, toxicology testing represented approximately 85% of all of laboratory testing services that the Company provided.

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

Although revenues for the quarter ended December 31, 2017 increased over the prior year period, we experienced an overall decrease in revenues for the six months ended December 31, 2017, as compared to the same period last year, largely caused by the impact of the severe weather experienced in the southeastern United States and the timing of new business from customers due to the imposition of more stringent payment guidelines described above.

Further payment reductions to Medicare, Medicaid and other government programs could have a direct adverse effect on the Company's net earnings and cash flows. The Company cannot predict whether changes will be implemented that will result in further payment reductions. In addition to changes in reimbursement rates, the Company is also impacted by changes in coverage policies for laboratory tests. For example, CLFS coding and billing changes related to toxicology and other procedures were implemented in 2016. The Company experienced delays in the pricing and implementation of the new toxicology codes. Further coding and billing changes related to toxicology testing and other procedure types were implemented in 2017, and we experienced delays in the pricing and implementation of these new codes, which may continue. While the impact on price and margin is currently unclear, the Company anticipates that some of that impact will be mitigated by timely negotiation with payers impacted by these changes.

The President of the United States has announced that he favors repealing the Affordable Care Act ("ACA"), and leaders of the Republican controlled federal legislature also have taken substantial efforts in an attempt to repeal and replace the ACA during 2017. While no efforts to repeal and/or replace the ACA have been successful as of yet, further Congressional efforts to repeal, amend, replace, or reform the ACA are possible. If such legislation were to become law, it could have a significant impact on the U.S. healthcare system. Uncertainty regarding the ACA prior to any such repeal, amendment, replacement or reform could create uncertainty generally in the healthcare market. Also, the trend of consolidating, converging and diversifying among customers and payers has continued. Consolidation is increasing price transparency and bargaining power, and encouraging internalization of clinical testing.

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

Federal Tax Policy Trends

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax legislation. While the Company continues to assess the impact of the tax reform legislation on its business and consolidated financial statements, the legislation reduces the U.S. corporate tax rate from the current rate of 35% to 21%, imposes limitations on the deductibility of interest, and allows for the expensing of capital expenditures. As detailed in Note 5 to the notes to the consolidated financial statements contained in this Quarterly Report on Form 10-Q, the value of the Company's deferred tax assets was reduced as of December 31, 2017and management will need to remeasure the Company's deferred tax asset in subsequent periods to incorporate the effect of the new tax rates. The new tax legislation may have a material impact on our future tax liability and the realizability of our net operating losses. We continue to examine the impact this tax legislation may have on our business.

 Critical Accounting Policies

The Company's Critical Accounting Policies are listed in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Going Concern. In connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued).

Restatement of Previously Issued Financial Statements

While preparing its financial statements for the fiscal year ended June 30, 2017, the Company reviewed its accounting for certain assets held as inventory and determined that its accounting treatment of such items during its fiscal 2017 was not appropriate. After reevaluating its financial statements for each of the quarterly periods of September 30, 2016, December 31, 2016 and March 31, 2017 to assess the impact of this topic, management determined that the changes to the financial statements for the interim quarterly periods occurring during fiscal 2017 were material. Consequently, the Company restated its financial statements reported on Forms 10-Q for the periods ended September 30, 2016, December 31, 2016 and March 31, 2017 in its Annual Report on Form 10-K for the fiscal year ended June 30, 2017. See Note 3 to the Condensed Consolidated Financial Statements. The restatements primarily reflect adjustments to (i) correct for understating the carrying value of inventory in the Condensed Consolidated Balance Sheets for each of the quarterly periods; and (ii) correct for understating net income and overstating cost of cost of revenues in the Condensed Consolidated Statements of income for of the quarterly periods occurring during fiscal 2017.

Recent Accounting Pronouncements. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information of certain accounting standards that have been adopted during fiscal 2017 and the first and second quarters of fiscal 2018 and certain accounting standards that we have not yet been required to implement but may be applicable to our future operations.

Results of Operations

Three and six months ended December 31, 2017 compared to three and six months ended December 31, 2016

Revenues were approximately $5,531,000 for the three months ended December 31, 2017 compared to approximately $4,887,000 for the three months ended December 31, 2016. Revenue for the six months ended December 31, 2017 was $8,889,000 compared to $10,937,000 for the six months ended December 31, 2016. The increase in revenue for the three months ended December 31, 2017 was primarily due to one customer which increased its volume of business with the Company, which amounted to 27% of the current quarter revenue. The Company did not have material revenue from this customer in the prior periods. The decrease in revenue for the six months ended December 31, 2017 was primarily due to a weak first quarter caused by the impact of the severe weather experienced in the southeastern United States during that period and the timing of new business from customers, which benefitted our operations during the quarter ended December 31, 2017.

Cost of revenues for the three months ended December 31, 2017 was approximately $889,000 (16.1% of total net revenues) compared to approximately $952,000 (19.5% of total net revenues) for the three months ended December 31, 2016. Cost of revenues for the six months ended December 31, 2017 was $2,017,000 (22.7% of net revenues) compared to $1,958,000 (17.9% of total net revenues) for the six months ended December 31, 2016. The timing of the supply purchases was the primary cause of fluctuations in cost of sales during the year.

Write-down of inventory comprised of purchased components of approximately $31,000 and finished goods of $207,000 were written down in the six months ended December 31, 2016 to net realizable value. There were no write-downs in the six months ended December 31, 2017.

Gross margin as a percent of revenue for the three months ended December 31, 2017 was 83.9% as compared to 80.5% for the three months ended December 31, 2016. Gross margin as a percent of revenue for the six months ended December 31, 2017 was 77.3% versus 79.9% for six months ended December 31, 2016. The higher gross margin percentage for the three months ended December 31, 2017 was primarily due to higher margin revenue in the current quarter. The lower gross margin percentage for the six months ended December 31, 2017 was primarily caused by the decrease in revenue in the current six-month period.

 Selling, general and administrative (SG&A) expenses were $3,043,000 (55.0% of total net revenues) for the three months ended December 31, 2017 as compared to $4,204,000 (86.0% of total net revenues) for the three months ended December 31, 2016. SG&A expenses were $6,154,000 (69.2% for the six months ended December 31, 2017 versus $7,727,000 (70.7% of total net revenues) for the six months ended December 31, 2016. The decrease in selling, general and administrative expenses during the current three and six months was due to the implementation of cost containment measures primarily in payroll and commissions. In addition, commissions decreased as a result of lower revenue in the six months ended December 31, 2017.

Share based compensation was approximately $21,000 in the three months ended December 31, 2017 and $90,000 for the three months ended December 31, 2016. Share based compensation was approximately $51,000 in the six months ended December 31, 2017 compared to $148,000 for the six months ended December 31, 2016. The decrease in shared compensation for the current year is primarily due to decreases in the Company's stock price during the current year. The decreased stock price lowered the value of stock compensation issued in the current year.

Depreciation and amortization expense was approximately $201,000 and $394,000 for the three months ended December 31, 2017 and 2016, respectively. Depreciation and amortization for the six months ended December 31, 2017 was $423,000 compared to $803,000 for the six months ended December 31, 2016. The decrease in the current year is primarily due to the Authentidate fixed assets being written off at June 30, 2017 and AEON fixed assets becoming fully depreciated.

Other income (expense) amounted to income of $131,000 and $530,000 for the three months ended December 31, 2017 and 2016, respectively. Other income (expense) was income of $139,000 for the six months ended December 31, 2017 versus an expense of $235,000 for the six months ended December 31, 2016. The current year variance is primarily due to the change in the gain from the valuation of derivative liabilities. This valuation was affected primarily by the lower stock price.

The Company decreased its deferred tax asset of approximately $11,848,000 at June 30, 2017 to $7,357,000 at December 31, 2017. Approximately $4,491,000 of the deferred tax asset was written off in the three months ended December 31, 2017 due to the reduction of the corporate tax rate to 21% from 35% in the new Tax Cuts and Jobs Act enacted in December 2017.

Net loss available to common shareholders for the three months ended December 31, 2017 was approximately $3,070,000 or $0.42 per basic and diluted share as compared to a net loss available to common shareholders of approximately $369,000 or$0.06 per basic and diluted share for the prior year due to the reasons mentioned above. Net loss available to common shareholders for the six months ended December 31, 2017 was approximately $4,281,000 or $0.59 per basic and diluted share versus a net loss available to common shareholders of approximately $374,000 or a loss of $0.06 per basic and diluted share for the six months ended December 31, 2016.

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

Cash Flows

At December 31, 2017, unrestricted cash and cash equivalents amounted to approximately $357,000 and total assets at that date were approximately $12,409,000 compared to cash and cash equivalents at June 30, 2017 of approximately $1,122,000 and total assets of approximately $16,732,000. Our current estimated monthly cash requirement is approximately $1,300,000. Currently, our available cash and cash equivalents as of the filing date of this Quarterly Report on Form 10-Q is approximately $1,057,000. Net cash used by operating activities for the six months ended December 31, 2017 was approximately $765,000.

Going Concern

As of the filing date of this Quarterly Report on Form 10-Q, there is outstanding an aggregate principal amount of $2,545,199 of senior secured convertible notes with a maturity date of March 20, 2018 and a secured note subordinated to the interests of the existing senior lenders in the principal amount of $210,000 with a maturity date of June 15, 2018 and is included in accrued expenses on the condensed consolidated balance sheet. We expect existing resources, revenues generated from operations, and proceeds received from other transactions we are considering (of which there can be no assurance) to satisfy working capital requirements for at least the next twelve months; however, no assurances can be given, that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy our other obligations. The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. Accordingly, the Company needs to raise additional capital and are exploring potential transactions to improve our capital position. Unless we can increase revenues substantially or generate additional capital from other transactions, our current cash resources will only satisfy our working capital needs for a limited period of time.

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

Management has concluded that due to the conditions described above, there is substantial doubt about the entity's ability to continue as a going concern. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance will provide sufficient capital to continue operations through fiscal 2018. While our plan is to raise capital from commercial operations and/or product partnering opportunities to address our capital deficiencies and meet our operating cash requirements, there is no assurance that our plans will be successful. If we fail to generate sufficient capital from commercial operations or partnerships, we will need to seek capital from other sources and risk default under the terms of our existing loans. We cannot assure you that financing will be available on favorable terms or at all. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Furthermore, despite our optimism regarding the future of the Company, even if the Company is adequately funded, there is no guarantee that any of our services will perform as hoped or that such services can be successfully commercialized.

Contractual Commitments

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Leases
Operating	$6,311,000	$720,000	$1,501,000	$1,484,000	$2,606,000
Capital	8,000	8,000	-	-	-
Total lease obligations	6,319,000	728,000	1,501,000	1,484,000	2,606,000
Total debt obligations	2,609,000	2,609,000	-	-	-
Severance	210,000	210,000	-	-	-
Total obligations	$9,138,000	$3,547,000	$1,501,000	$1,484,000	$2,606,000

AEON's leases its facilities under a lease agreement dated March 1, 2014, as amended January 20, 2016. The lease, as amended, provided for a term of 12 years expiring March 2026.

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

The landlord under the lease is Centennial Properties of Georgia, LLC, a Georgia limited liability company. Centennial is owned by Sonny Roshan, Shawn Desai, Pyarali Roy and Sohail Ali, all of whom are former members of AEON and will be received and may in the future receive common stock because of the Merger.

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

In connection with the private placement of Series D Preferred Stock in June 2013, we issued 665,000 shares of Series D 5% Convertible Preferred Stock. Presently, there are 605,000 shares of Series D Preferred Stock outstanding. The Series D Preferred Stock is convertible into 619,154 shares of AHC common stock at the conversion rate of $9.77139 per share. Each share of Series D Preferred Stock has a stated value of $10.00 per share. The Company has the right to repurchase these shares at the stated value per share, plus accrued and unpaid dividends and to require the holders to convert such securities into common stock starting in June 2016. Each holder of Series D Preferred Stock has the right to require the holders to convert such securities into common stock starting in June 2016. Each holder of the Series D Preferred Stock has the right to convert such shares into common stock at any time commencing on the six-month anniversary date of the issue date. The Series D Preferred Stock pays dividends at the rate of 5% per annum, payable in cash or shares of common stock, at the Company's option, subject to limitations required by the NASDAQ stock market. At December 31, 2017, the Company has accrued dividends on the shares of Series D Preferred Stock in the amount of approximately $787,000 which remain unpaid.

Further, there are 25,000 shares of Series E Preferred Stock outstanding which also accrue dividends at the annual rate of 5% of the issue price payable on a semi-annual basis. The shares of Series E Preferred Stock were issued in March 2017 in exchange for the surrender of the previously outstanding shares of Series B Preferred Stock. At December 31, 2017, the Company has accrued dividends in the amount of approximately $29,000 on the shares of Series E Preferred Stock which remain unpaid.

On March 1, 2017, the Company extended the expiration date of an aggregate of 309,547 outstanding common stock purchase warrants which were originally issued in March and September 2012 in separate private placements of the Company's securities. Of the warrants extended, an aggregate of 124,370 warrants would otherwise have expired on March 15, 2017, and 185,177 warrants would have expired on September 29, 2017. In both cases, the expiration date of the warrants has been extended to September 29, 2018. These warrants have an exercise price of $12.06 per share. Other than the extension of the term of these warrants, the provisions of the warrants remain unchanged.

On March 20, 2017, the Company entered into a note exchange agreement with the holders of an aggregate principal amount of $2,170,000 of outstanding promissory notes (the "Original Notes"), which were due and payable, pursuant to which the Company agreed to issue the holders of such notes, in consideration of the cancellation of the Original Notes, new promissory notes in the aggregate principal amount of $2,545,199, which is equal to the sum of the aggregate principal amount of the original notes plus the accrued but unpaid interest on the Original Notes (the "New Notes"). The New Notes are convertible into shares of the Company's Common Stock at an initial conversion price of $2.03 per share. Based on the initial conversion prices, the New Notes will be convertible into up to 1,253,792 shares of common stock. If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price then in effect, such conversion price will be decreased to equal 85% of such lower price. The foregoing adjustments to the conversion price will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. In addition, the conversion price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. All the New Notes have a maturity date of one year from the closing date. As the conversion price of the New Notes is below $2.25, the exercise price of outstanding warrants to purchase an aggregate of 825,184 shares of common stock was adjusted from $2.70 per share to $2.07 per share.

The New Notes will bear interest at the rate of 5% per annum with interest payable upon maturity, the conversion of the New Notes or on any earlier redemption date. Commencing one month after the Company's common stock is listed for trading on national securities exchange the Company will have the right to redeem all or any portion of the outstanding principal balance of the New Notes, plus all accrued but unpaid interest at a price equal to 110% of such amount. The holders of the New Notes shall have the right to convert any or the entire amount to be redeemed into common stock prior to redemption. Subject to certain exceptions, the New Notes are senior to existing and future indebtedness of the Company and will be secured by a first priority lien on all the Company's assets to the extent and as provided in a Security Agreement entered between the Company and the holders. Subject to certain exceptions, the New Notes contain customary covenants against incurring additional indebtedness and granting additional liens and contains customary events of default. Upon the occurrence of an event of default under the New Notes, the holders may require the Company to repay all or a portion of the note in cash, at a price equal to 110% of the principal, plus accrued and unpaid interest.

       In connection with the above note exchange transaction, the Company exchanged all outstanding shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") for shares of a new series of convertible preferred stock designated as Series E Convertible Preferred Stock (the "Series E Preferred Stock"). Accordingly, on March 20, 2017, the Company also entered into a separate exchange agreement with the holder of the shares of Series B Preferred Stock, to exchange such shares for a total of 25,000 shares of Series E Preferred Stock. The shares of Series E Preferred Stock are initially convertible by the holder into an aggregate of 187,000 shares of common stock at the initial conversion rate of $4.00 per share. The conversion price of the new preferred stock will be subject to adjustment solely in the event of stock dividends, combinations, splits, recapitalizations, and similar corporate events and does not provide for general price-based anti-dilution adjustments. Each share of Series E Preferred Stock has a stated value of $30.00 per share. On March 20, 2017, we filed with the State of Delaware a Certificate of Designations, Rights and Preferences and Number of Shares of Series E Convertible Preferred Stock, referred to as the Series E Designation. The Series E Designation defines the rights and preferences of the Series E Preferred Stock and provides that each share of Series E Preferred Stock will have the following rights and preferences: (i) each holder of the Series E Preferred Stock will have the right, at any time, to convert the shares of Series E Preferred Stock into shares of common stock, (ii) the Series E Preferred Stock will be redeemable at option commencing one year after the closing date (provided that the Company's common stock is listed on a national securities exchange at such time), and (iii) the Series E Preferred Stock will pay dividends at the rate of 5% per annum in cash. Pursuant to the exchange agreement for the preferred stock, the holder of the shares of Series B Preferred Stock agreed to waive all unpaid dividends that had accrued on the shares of Series B Preferred Stock.

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

Off-Balance Sheet Arrangements

We have not created, and are not party to any special-purpose or off-balance sheet entities for raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into AHC financial statement that are reasonably likely to materially affect liquidity or the availability of capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. These indemnification provisions are generally included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, obligations under these arrangements may be limited in terms of time and/or amount and, in some instance, we may have recourse against third parties for certain payments made by us. It is not possible to predict maximum potential amount of future payments under these indemnification agreements due to the conditional nature of these obligations and the unique facts of each particular agreement. We have not historically made any payments under these agreements that have been material individually of in the aggregate. As of December 31, 2017, we are not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 As of December 31, 2017, we are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. Nevertheless, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

Interest Rate Risk

At any time, fluctuations in interest rates could affect interest earnings on the Company's cash and marketable securities. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows would not be material. We have not used derivative financial instruments in our investment portfolio.

At December 31, 2017, unrestricted cash totaled approximately $357,000 and was in non-interest-bearing checking accounts used to pay operating expenses.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

 We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of its CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Our management identified material weaknesses in the control environment described below, and based on that evaluation, because of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2017. In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, the CEO and CFO believe that the financial statements included in this report fairly present in all material respects (and in accordance with U.S. generally accepted accounting principles) our financial condition, results of operations and cash flows for the periods presented.

Our management identified the following material weaknesses:

•     We continue to lack sufficient resources in our accounting function and have an insufficient level of monitoring and oversight, which restricts the Company's ability to gather, analyze and properly review information related to financial reporting in a timely manner. Due to the size and nature of AHC, segregation of all conflicting duties may not always be possible and may not be economically feasible. Nevertheless, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of this failure to have segregation of duties on the assessment of disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Control Environment - to remediate the control environment deficiencies, the leadership team, including the Chief Executive Officer and Chief Financial Officer, have undertaken to reaffirm and reemphasize the importance of internal controls, including general ethical climate and the control environment. In addition, we specifically:

•

Hired additional personnel in the accounting department with sufficient U.S. GAAP and financial reporting experience to provide additional oversight of the accounting function and to participate in the preparation of AHC financial statements and SEC reports;

•	Hired a new Chief Financial Officer in September 2017 to replace the previous CFO, whose position was terminated in January 2017;

•	Improved the documentation around conclusions reached in implementing applicable GAAP to our financial statements; and

•	Provided further training of individuals in our accounting and reporting functions to ensure the correct application of generally accepted accounting principles to our financial statements; and

•	Continue to review, evaluate and upgrade the design of the procedures for the preparation of financial statements with emphasis on compliance with GAAP.

Monitoring and Control Activities - To further strengthen internal control over financial reporting at the process level, we have performed certain remediation actions, including conducting an internal evaluation of accounting methodologies, reporting architecture, review existing personnel and propose a specific course of action to ensure compliance with all facets of accounting and external reporting. During the second quarter of 2017, accounting personnel have written policies and procedures with detailed controls incorporated for each transaction cycle within the Company. Our next step in this process will be to test these internal controls for existence and effectiveness and make changes accordingly.

In addition to the actions taken above, we intend to take the following actions to address the material weaknesses described above:

•	Hire additional personnel with sufficient U.S. GAAP and financial reporting experience.

•	Test the existence and effectiveness of controls detailed in the updated written policies and procedures.

•	Training will be provided to personnel to ensure adherence to the controls in the written policies and procedures.

•	Conduct a thorough review of the design of the procedures for the preparation of financial statements with emphasis on compliance with GAAP.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Item 1 of Part I, "Financial Statements - Note 10 - Commitments and Contingencies.

ITEM 1A.	RISK FACTORS.

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Quarterly Report on Form 10-Q is set forth below. Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the risks described below and the other information set forth elsewhere in this report, you should carefully consider the factors discussed in the "Risk Factors" section in our Annual Report on Form 10-K for the year ended June 30, 2017 and in our other reports filed with the SEC for a discussion of the risks associated with our business, financial condition and results of operations. These risks have affected, and in some cases, could, have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by the Company in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. If any of the matters or events described in the following risks occurs, our business, financial condition or results of operations could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment due to any of these risks. Except as set forth below, we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Our capital requirements are significant and unless our revenues can sufficiently support our operating costs, we expect to raise additional capital to finance our operations and repay outstanding debt obligations.

Our capital requirements have been and will continue to be significant. We are expending significant amounts of capital to develop, promote and market our services. Our available cash and cash equivalents as of December 31, 2017 totaled approximately $357,000. However, available cash and cash equivalents as of the filing date of this Quarterly Report on Form 10-Q is approximately $1,057,000 and our estimated monthly cash requirement is approximately $1,300,000. Our net cash used in operating activities was approximately $765,000 for the six months ended December 31, 2017 and $21,000 was provided in the six months ended December 31, 2016. Further, as of the filing date of this Quarterly Report on Form 10-Q, there is outstanding an aggregate principal amount of approximately $2,755,000 of notes, consisting of an aggregate principal amount of $2,545,199 of senior secured convertible notes with a maturity date of March 20, 2018 and a secured note subordinated to the interests of the senior lenders in the amount of $210,000 to the Company's former chief financial officer, with a maturity date of June 15, 2018 and is included in accrued expenses on the condensed consolidated balance sheet. Although no guarantee can be given, management anticipates that it will be able to extend of otherwise modify the Company's obligations under the notes for an additional period or periods. We expect the Company's existing resources, revenues generated from operations, and proceeds received from other transactions we are considering (of which there can be no assurance) to satisfy working capital requirements for at least the next twelve months, although no assurances can be given that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy other obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amount and classifications of liabilities that might result from the outcome of these uncertainties. Accordingly, we need to raise additional capital and are exploring potential transactions to improve the Company's capital position. Unless we can increase revenues substantially or generate additional capital from other transactions, the Company's current cash resources will only satisfy working capital needs for a limited period of time.

We are exploring potential transactions to improve the Company's capital position to ensure we can meet financing and working capital requirements. We would expect to raise additional funds through obtaining a credit facility from an institutional lender or undertaking private debt financings. Raising additional funds by issuing equity or convertible debt securities may cause stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of other stockholders. Raising additional funds through debt financing or preferred stock, if available, may involve covenants that restrict business activities and options and such additional securities may have the granting of liens on the Company's assets or which grant preferences of payment from revenue streams, all of which could adversely impact the Company's ability to rely on revenue from operations to support ongoing operating costs. Alternatively, we may seek to obtain new financing from existing security holders, which may include reducing the exercise or conversion prices of outstanding securities, or the issuance of additional equity securities. Currently, the Company does not have any definitive agreements with any third parties for such transactions, and there can be no assurance that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the Company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially or potentially suspend operations, any of which would have a material adverse effect on the Company's business, financial condition and results of operations. Future capital requirements will depend on, and could increase substantially because of many factors including:

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

We have identified material weaknesses in internal control over financial reporting, which could continue to impact negatively the Company's ability to report results of operations and financial condition accurately and in a timely manner.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2017; we did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of these material weaknesses, see Item 4, "Controls and Procedures." Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. As described in Item 4, "Controls and Procedures" and in Note 3 to the Condensed Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q, we restated the financial statements included in our Quarterly Reports on Form 10-Q for the periods ended September 30, 2016, December 31, 2016, and March 31, 2017. In addition, other weaknesses may be identified.

We are in the process of remedying all the identified material weaknesses, and this work will continue during fiscal 2018 and perhaps beyond. For a detailed description of the Company's remedial efforts, see Item 4, "Controls and Procedures." There can be no assurance as to when all the material weaknesses will be remedied. Until the Company's remedial efforts are completed, management will continue to devote significant time and attention to these efforts, and we will continue to incur expenses associated with the additional procedures and resources required to prepare the condensed consolidated financial statements. Certain of the Company's remedial actions, such as hiring additional qualified personnel to implement the reconciliation and review procedures, will be ongoing and will result in the Company incurring additional costs even after the material weaknesses are remedied.

If we are unsuccessful in implementing or following the remediation plan, or fail to update the Company's internal control over financial reporting as the business evolves or to integrate acquired businesses into the Company's controls system, we may not be able to timely or accurately report the Company's financial condition, results of operations or cash flows or to maintain effective disclosure controls and procedures, we could be subject to, among other things: (i) regulatory or enforcement actions by the SEC, (ii) an inability for us to be accepted for listing on any national securities exchange in the near future, (iii) securities litigation, or (iv) a general loss of investor confidence, any one of which could adversely affect the Company's business prospects and the market value of AHC common stock. Further there are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. We could face additional litigation exposure and a greater likelihood of an SEC enforcement or other regulatory action if further restatements were to occur or other accounting-related problems emerge, which may adversely affect the Company's financial condition, results of operations and cash flows.

The Company's outstanding debt may impair our financial and operating flexibility.

As of December 31, 2017, there was an aggregate principal amount of secured indebtedness of approximately $2,755,000, consisting of an aggregate principal amount of $2,545,199 of senior secured convertible notes with a maturity date of March 20, 2018 and a secured note subordinated to the interests of the existing senior lenders in the principal amount of $210,000 to the Company's former chief financial officer, with a maturity date of June 15, 2018 and is included in accrued expenses on the condensed consolidated balance sheet. All of the outstanding notes contain covenants and events of default customary for transactions of this nature. For example, the outstanding senior secured notes include restrictions against incurring additional indebtedness and granting further security interests on AHC assets. Without the consent of the holders of these senior debt instruments, we must comply with these restrictions. Among the defined events of default are defaults of the Company's payment obligations, breach of any material covenant or representation of the notes or the related transaction agreements, and the commencement of proceedings under applicable U.S. federal or state bankruptcy, insolvency, reorganization or other similar laws either against us or by us. In the event of default under the notes, a holder may require us to repay all or a portion of the outstanding principal, plus interest and certain of the outstanding debt instruments also require that any repayment due to a default will require immediate repayment of the principal and accrued and unpaid interest. If we are unable to consummate an additional financing prior to the maturity date of these debt instruments, or otherwise further extend or exchange them, we will be required to repay these securities, which may have an adverse effect on the Company's cash position. If we are unable to make the scheduled principal and interest payments on these debt instruments or comply with applicable covenants contained therein, we may be in default under one or more these securities which would likely have a material adverse effect on the business, financial condition and results of operations. Further, if we are unable to repay the secured debt instruments when due, or upon an event of default, the holders could foreclose on AHC encumbered assets.

The exercise of the Company's outstanding options, restricted stock units and warrants, or conversion of our outstanding convertible debt and convertible preferred stock, may depress our stock price and dilute your ownership of the company.

As of December 31, 2017, the following options, restricted stock units and warrants were outstanding:

•

Employee stock options to purchase approximately 265,000 shares of common stock at exercise prices ranging from $36.00 to $1.75 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $7.08 per share.

•

Director stock options to purchase approximately 612,000 shares of common stock at exercise prices ranging from $1.58 to $36.54 per share, all of which are exercisable. The weighted average exercise price of the outstanding and exercisable options is $3.40 per share.

•	Warrants to purchase approximately 4,126,000 shares of common stock with a weighted average exercise price of $4.62 per share.
•	An aggregate of approximately 531,000 unvested restricted stock units.

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

As of December 31, 2017, there was an aggregate principal amount of $2,545,199 of outstanding convertible debt, which, subject to certain limitations, may be convertible by holders into an aggregate of 1,253,792 shares of common stock.

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

U.S. federal income tax reform could adversely affect us.

On December 22, 2017, the president signed into law the statute originally named the "Tax Cuts and Jobs Act" (the "2017 Tax Act") which enacts a broad range of changes to the U.S. Internal Revenue Code. The 2017 Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating losses, allows for the expensing of certain capital expenditures, and puts into effect a number of changes impacting operations outside of the United States. For the quarter ended December 31, 2017, our net deferred tax asset was valued at the newly enacted corporate rate and was reduced from approximately $11,848,000 at June 30, 2017 to $7,357,000 at December 31, 2017. The revaluation of our deferred tax assets and U.S. federal net operating losses is expected to result in additional charges to the Company's results of operations, which may be material. The Company will continue to assess the impact of the new tax legislation on its net deferred tax assets and liabilities and will continue to examine the impact this tax legislation may have on our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

a)	Sales of Unregistered Securities

Pursuant to the consulting agreement we entered into as of January 4, 2018 with Dr. Armondo Moncada, we agreed to grant him 280,000 restricted stock units pursuant to the Company's 2011 Omnibus Equity Incentive Plan (the "Plan"), which restricted stock units will vest in the event that the Consultant remains engaged by the Company to the end of the term of the consulting agreement and upon the achievement of certain performance criteria, subject to the approval of the Company's shareholders of an amendment to the Plan to increase the number of shares of common stock available for awards to be issued thereunder. The grant of these securities was made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Except as previously disclosed in reports filed with the SEC pursuant to the Securities and Exchange Act of 1934, as amended, and as described elsewhere in this Quarterly Report on Form 10-Q, we did not sell unregistered securities during the quarter ended December 31, 2017.

b)	Not applicable

c)	Repurchase of Equity Securities

We did not repurchase any of our equity securities during the six months ended December 31, 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

 As of December 31, 2017, we had two classes of preferred stock outstanding, the Series D convertible preferred stock and the Series E convertible preferred stock. The Series E preferred stock bears a 5% dividend per annum, payable semi-annually in cash. As of the filing date of this Quarterly Report on Form 10-Q, there was approximately $29,000 of accrued dividends on the Series E Preferred Stock. The Series D preferred stock bears a 5% dividend per annum, payable semi-annually in cash, or shares of common stock, at the Company's option. As of the filing date of this Quarterly Report on Form 10-Q, the aggregate amount of the cumulative dividends on the Series D preferred stock which remain unpaid was approximately $787,000.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

On January 23, 2018, the Company accepted a short-term loan in the aggregate principal amount of $500,000 from Hanif A. Roshan, the Company's Chief Executive Officer and Chairman of the Board. To evidence the loan, the Company issued Mr. Roshan a promissory note (the "Note") in the aggregate principal amount of $500,000. The Note is an unsecured obligation of the Company and is not convertible into equity securities of the Company. The Note is due and payable on April 23, 2018 and interest will accrue on the Note at the rate of 5% per annum. In addition, the Note also provides the holder with the right to exchange the principal amount of the Note (and unpaid interest thereon) into securities of the Company that it may issue in the next financing, as defined in the Note. The Note contains terms and events of default customary for similar transactions. The Company is using the net proceeds from the transaction for general business and working capital purposes. The description of the terms and conditions of the Note does not purport to be complete and is qualified in its entirety by the full text of the form of the Note, which is filed as an exhibit to this Form 10-Q.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

4.1	Form of Note (*)
10.1	Consulting Agreement between the Company and Armando Moncada, M.D. (*)
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Section 1350 Certification of Chief Executive Officer (*)
32.2	Section 1350 Certification of Chief Financial Officer (*)
101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHENTIDATE HOLDING CORP.

By:	/s/ Hanif A. Roshan
Hanif A. Roshan
Chief Executive Officer

By:	/s/ Michael J. Poelking
Michael J. Poelking
Chief Financial Officer

Dated: January 26, 2018