Form 10-Q
period 2018-03-31
Aeon Global Health Corp.
filed 2018-05-08
CIK 885074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 000-20190

AEON GLOBAL HEALTH CORP.

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

As of April 30, 2018, there were 7,249,370 shares of common stock, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AEON GLOBAL HEALTH CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2018	2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$469,727	$1,121,763
Restricted cash	-	120,695
Accounts receivable, net	2,665,907	1,020,988
Inventory, net	396,477	347,750
Prepaid expenses and other current assets	92,794	58,711
Total current assets	3,624,905	2,669,907

Property and equipment, net	1,575,192	2,203,543
Other assets
Security deposits	10,211	10,211
Deferred tax asset	7,357,436	11,848,017
Total assets	$12,567,744	$16,731,678

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$1,360,633	$2,177,722
Accrued expenses	2,144,413	2,168,090
Accrued commissions	602,857	427,627
Accrued dividends	902,076	644,979
Deferred rent	184,808	141,833
Related party notes payable and related party accrued interest	3,171,660	2,545,199
Derivative liabilities	1,471,018	551,040
Total current liabilities	9,837,465	8,656,490
Deferred rent	112,500	45,000
Total liabilities	9,949,965	8,701,490
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.10 par value; 5,000,000 shares authorized, Series D, 605,000 shares and Series E 25,000 shares issued and outstanding at March 31, 2018 , and June 30, 2017, respectively	63,000	63,000
Common stock, $.001 par value; 190,000,000 shares authorized, 7,249,370 shares issued and outstanding on March 31, 2018, and June 30, 2017 , respectively	25,579	8,938
Additional paid-in capital	44,958,427	44,307,479
(Accumulated deficit)	(42,429,227)	(36,349,229)
Total shareholders’ equity	2,617,779	8,030,188
Total liabilities and shareholders’ equity	$12,567,744	$16,731,678

The accompanying notes are an integral part of the condensed consolidated financial statements.

AEON GLOBAL HEALTH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	(Unaudited)		(Unaudited)
	2018	2017	2018	2017
		(Restated)		(Restated)
Net revenues
Fees for services	$3,811,444	$5,212,634	$12,199,868	$15,469,366
Hosted software services	239,535	314,812	731,085	973,417
Telehealth products and services	4,600	4,364	13,900	25,916
Total net revenues	4,055,579	5,531,810	12,944,853	16,468,699
Operating expenses
Cost of revenues	958,113	897,590	2,975,231	2,855,754
Write down of inventory	-	-	-	237,674
Selling, general and administrative	3,221,658	3,748,403	9,426,754	11,624,267
Depreciation and amortization	204,931	393,510	628,351	1,196,435
Total operating expenses	4,384,702	5,039,503	13,030,336	15,914,130
Operating income (loss)	(329,123)	492,307	(85,483)	554,569
Other income (expense)
Interest	(44,614)	(73,017)	(108,976)	(443,785)
Change in fair value of derivative liabilities	(1,285,842)	256,806	(919,978)	392,407
Loss on extinguishment of debt	-	(258,037)	-	(258,037)
Other	(49,831)	-	(212,125)	-
	(1,380,287)	(74,248)	(1,241,079)	(309,415)

Income (loss) before provision for income taxes	(1,709,410)	418,059	(1,326,562)	245,154

Provision for income taxes	(3,102)	-	(4,496,341)	-
Net income (loss)	$(1,712,512)	$418,059	$(5,822,903)	$245,154

Less: preferred dividends	$(85,699)	$(74,863)	$(257,095)	$(276,111)

Net income (loss) available to common shareholders	$(1,798,211)	$343,196	$(6,079,998)	$(30,957)

Income (loss) per share:
Basic income (loss) per common share	$(0.25)	$0.05	$(0.84)	$0.00
Diluted income (loss) per common share	$(0.25)	$0.04	$(0.84)	$0.00

Weighted average number of common shares outstanding:
Basic	7,249,370	7,168,329	7,249,370	6,312,344
Diluted	7,249,370	8,765,657	7,249,370	6,312,344

The accompanying notes are an integral part of the condensed consolidated financial statements.

AEON GLOBAL HEALTH CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,
	(Unaudited)
	2018	2017
		(Restated)
Cash flows from operating activities

Net income (loss)	$(5,822,903)	$245,154
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Impairment of deferred tax asset	4,490,581	-
Change in fair value of derivative liabilities	919,978	(392,407)
Write off of inventory	-	237,674
Loss on debt extinguishment	-	258,037
Depreciation and amortization	628,351	1,196,435
Share based compensation	650,948	186,753
Changes in assets and liabilities
Restricted cash	120,695	-
Accounts receivable	(1,644,919)	410,655
Inventory	(48,727)	(294,378)
Prepaid expenses and other current assets	(34,083)	46,011
Accounts payable	(559,992)	(1,454,907)
Accrued expenses	(25,170)	(59,229)
Accrued commissions	175,230	182,054
Deferred rent	(2,025)	8,629
Net cash provided by (used in) operating activities	(1,152,036)	570,481
Cash flows from investing activities
Purchases of property and equipment	-	(22,103)
Net cash (used in) investing activities	-	(22,103)
Cash flows from financing activities
Proceeds from note payable - related party	500,000	250,000
Repayments of notes payable	-	(1,057,811)
Net cash provided by (used in) financing activities	500,000	(807,811)
Net decrease in cash	(652,036)	(259,433)
Cash beginning of period	1,121,763	1,414,706
Cash end of period	$469,727	$1,155,273

Supplemental disclosure of cash paid for:
Interest paid	$-	$-
Income taxes paid	$108,998	$-

Non-cash investing and financing activities
Non-cash preferred dividends	$257,097	$276,111
Earn-out common dividends paid in stock	$-	$5,472,598
Conversion of accrued interest to notes payable	$4,452	$375,199
Derivative liability resulting from issuance of convertible notes	$792,724	$328,422

The accompanying notes are an integral part of the condensed consolidated financial statements.

1.	Description of Business, Reverse Merger and Liquidity

Business

AEON Global Health Corp. ("AGHC" or the "Company") and its subsidiaries primarily provides an array of clinical testing services to health care professionals through its wholly-owned subsidiary, Peachstate Health Management, LLC d/b/a AEON Clinical Laboratories ("AEON"). AGHC also continues to provide its legacy secure web-based revenue cycle management applications and telehealth products and services that enable healthcare organizations to increase revenues, improve productivity, reduce costs, coordinate care for patients and enhance related administrative and clinical workflows and compliance with regulatory requirements. Web-based services are delivered as Software as a Service (SaaS) to customers interfacing seamlessly with billing, information and records management systems.

Reverse Merger

On January 27, 2016, AEON merged into a newly formed acquisition subsidiary of AGHC (formerly, Authentidate Holding Corp.) pursuant to a definitive Amended and Restated Agreement and Plan of Merger dated January 26, 2016, as amended on May 31, 2016 and December 15, 2016 (collectively the "Merger Agreement") (the "AEON Acquisition"). The merger certificate was filed with the Secretary of State of Georgia on January 27, 2016. AEON survived the merger as a wholly-owned subsidiary of AGHC (collectively the "Company"). AEON contracts with health care professionals to provide urine and oral fluid testing to patients. The four primary tests provided by AEON are Medical Toxicology, Pharmacogenomics, Cancer Genetic Testing and Molecular Biology. Following the completion of the reverse merger, the business conducted by AEON became primarily the business conducted by the Company.

Under accounting principles generally accepted in the United States of America ("U.S. GAAP"), the merger is treated as a "reverse merger" under the purchase method of accounting. The condensed consolidated financial statements reflect the historical results of AEON prior to the completion of the reverse merger since it was determined to be the accounting acquirer, and do not include historical results of the Company prior to the completion of the merger.

Going Concern

As of the filing date of this Quarterly Report on Form 10-Q, there is outstanding an aggregate principal amount of $3,049,651 of senior secured convertible notes with a maturity date of March 20, 2019 and a secured note subordinated to the interests of the existing senior lenders in the principal amount of $180,000 with a maturity date of June 15, 2018 and is included in accrued expenses on the condensed consolidated balance sheet. We expect existing resources, revenues generated from operations, and proceeds received from other transactions we are considering to satisfy working capital requirements for at least the next twelve months; however, no assurances can be given, that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy our other obligations. The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. Accordingly, the Company needs to raise additional capital and are exploring potential transactions to improve our capital position. Unless we can increase revenues substantially or generate additional capital from other transactions, our current cash resources will only satisfy our working capital needs for a limited period of time.

The Company's capital requirements have been and will continue to be significant and it is expending significant amounts of capital to develop, promote and market its services. The Company's available cash and cash equivalents as of March 31, 2018 totaled approximately $470,000 and the Company's working capital deficit was approximately $6,217,000. Nevertheless, our available cash and cash equivalents as of the filing date of this Quarterly Report on Form 10-Q is approximately $1,011,000 and our estimated monthly cash requirement is approximately $1,200,000.

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

Management has concluded that due to the conditions described above, there is substantial doubt about the entity's ability to continue as a going concern. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance will provide sufficient capital to continue operations through fiscal 2018. In addition to our efforts to improve our capital position through commercial operations and/or product partnering opportunities, we are considering capital raising alternatives, including credit lines from external financial sources. We cannot assure you that financing will be available on acceptable terms. If we are not successful in generating or raising additional capital, we will risk defaulting under the terms of our existing loans. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Furthermore, despite our optimism regarding the future of the Company, even if the Company is adequately funded, there is no guarantee that any of our services will perform as hoped or that such services can be successfully commercialized.

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

Accounts Receivable, Net

Accounts receivable represent customer obligations due under normal trade terms, net of allowance for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. The allowance for doubtful accounts was approximately $1,090,000 and $923,000 as of March 31, 2018 and June 30, 2017, respectively.

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

Level 1	-	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	-	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	-	Pricing inputs that are generally unobservable input and not corroborated by market data.

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

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At March 31, 2018 and June 30, 2017, the Company had approximately $223,000 and $871,000 in excess of FDIC-insured limits. The Company has not experienced any losses in such accounts.

At March 31, 2018, one customer had an accounts receivable balance of approximately $1,491,000. This customer had a minimal balance at June 30, 2017. This customer’s accounts receivable balance comprises 39% of gross accounts receivable at March 31, 2018.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" (Topic 606) ("ASU 2014-09"). This new accounting standard outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. This standard supersedes existing revenue recognition requirements and eliminates most industry specific guidance from GAAP. The core principle of the revenue recognition standard is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers. As a result of this standard, the amounts not reimbursed will now be considered an implicit price concession in determining net revenue as opposed to recording as bad debt expense or another selling, general or administrative expense. Accordingly, the Company will report uncollectible balances associated with customer responsibility as a reduction of the transaction price and a reduction in net revenues. In addition, the adoption of this new accounting standard will result in increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company expects to adopt this ASU effective July 1, 2018.

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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting", which makes several modifications to the accounting for employee share-based payment transactions, including the requirement to recognize the income tax effects of awards that vest or settle as income tax expense. This guidance also clarifies the presentation of certain components of share-based awards in the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, and early adoption is permitted. The Company has adopted this standard with no material impact on the financial statements.

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

In November 2016, the FASB issued an ASU 2016-18, "Restricted Cash", which clarifies the presentation and classification of restricted cash in the statement of cash flows. The ASU requires that amounts generally described as restricted cash and restricted cash equivalents be presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for the Company in the first quarter of fiscal 2019 (July 1, 2018) with early adoption permitted and must be applied retrospectively to all periods presented. The Company is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures with the fiscal year beginning July 1, 2018.

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

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, which is an application of ASC Topic 740, Income Taxes, in the reporting period that includes December 22, 2017, the date on which the Tax Cuts and Jobs Act (the "Act") was signed into law. The Act changes existing United States tax law and includes numerous provisions that will affect business. Staff Accounting Bulletin No. 118 implies that if a reasonable estimate can be made of the Act's effects on the Company's financial statements, the reasonable estimate should be reported in the period ending after December 22, 2017. The Company has implemented Staff Accounting Bulletin No. 118 is this Form 10-Q ended March 31, 2018 by revaluing its deferred tax asset for the lower tax rates.

3.	Restatement and Correction of Error

As previously reported, the Company has concluded that its results for the quarter ending  March 31, 2017 included errors resulting in the understatement of inventory and the understatement of certain accruals. The financial statements for the quarter have been restated and were presented in the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2017. Management considered the impact to current and past financial statements under the SEC's authoritative guidance on materiality and determined that the error was material, and a restatement of the prior quarter financial statements was the most appropriate recognition of the adjustment so as not to mislead readers of the financial statements. The following sections detail the impact of the error on the previously issued unaudited consolidated financial statements for the prior quarter.

The following adjustments were made to the March 31, 2017 Restated Statements of Income (Unaudited):

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	As Originally			As Originally
	Reported		As Restated	Reported		As Restated
	Three Months		Three Months	Nine Months		Nine Months
	Ended		Ended	Ended		Ended
	Mar 31,		Mar 31,	Mar 31,		Mar 31,
	2017	Adj	2017	2017	Adj	2017

Net revenues
Fees for services	$5,212,634	$-	$5,212,634	$15,469,366	$-	$15,469,366
Hosted software services	314,812	-	314,812	973,417	-	973,417
Telehealth services	4,364	-	4,364	25,916	-	25,916
Total net revenues	5,531,810	-	5,531,810	16,468,699	-	16,468,699

Cost of revenues	908,290	(10,700)	897,590	3,203,504	(347,750)	2,855,754
Write-down of inventory	-	-	-	237,674		237,674
Selling, general and administrative	3,388,403	360,000	3,748,403	11,264,267	360,000	11,624,267
Depreciation and amortization	393,510	-	393,510	1,196,435	-	1,196,435
Total operating expenses	4,690,203	349,300	5,039,503	15,901,880	12,250	15,914,130
Operating income	841,607	(349,300)	492,307	566,819	(12,250)	554,569
Other (expense), net	(74,248)	-	(74,248)	(309,415)	-	(309,415)
	767,359	(349,300)	418,059	257,404	(12,250)	245,154
Income tax provision	-	-	-	-	-	-
Net income	$767,359	$(349,300)	$418,059	$257,404	$(12,250)	$245,154

less: preferred dividends	$(74,863)	$-	$(74,863)	$(276,111)	$-	$(276,111)
Net income (loss) available to common shareholders	$692,496	$(349,300)	$343,196	$(18,707)	$(12,250)	$(30,957)

Basic loss per common share	$0.10	$(0.05)	$0.05	$0.00	$0.00	$(0.00)
Diluted loss per common share	$0.08	$(0.04)	$0.04	$0.00	$0.00	$(0.00)

The following adjustments were made to the March 31, 2017 Restated Statement of Cash Flows (Unaudited):

CONSOLIDATED STATEMENT OF CASH FLOWS

	As Originally
	Reported		As Restated
	Nine Months		Nine Months
	Ended		Ended
	March 31,		March 31,
	2017	Adj	2017

Cash Flows from Operating Activities
Net Income	$257,404	$(12,250)	$245,154
Adjustments to reconcile net loss to cash provided by operating activities
Write off of inventory	237,674	-	237,674
Loss on debt extinguishment	258,037	-	258,037
Change in fair value of derivative liabilities	(392,407)	-	(392,407)
Deferred taxes	-	-	-
Depreciation and amortization	1,196,435	-	1,196,435
Share based compensation	186,753	-	186,753
Deferred rent	-	-	-
Changes in assets and liabilities
Accounts receivable	410,655	-	410,655
Inventory	53,372	(347,750)	(294,378)
Prepaid expenses and other current assets	46,011	-	46,011
Accounts payable	(1,454,907)	-	(1,454,907)
Accrued expenses	(419,229)	360,000	(59,229)
Accrued commissions	182,054	-	182,054
Deferred rent	8,629	-	8,629
Net cash provided by operating activities	570,481	-	570,481
Cash flows from investing activities
Purchases of property and equipment	(22,103)	-	(22,103)
Net cash used in investing activities	(22,103)	-	(22,103)
Cash flows from financing activities
Proceeds from note payable - related party	250,000	-	-
Repayment of notes payable	(1,057,811)	-	(1,057,811)
Net cash used in financing activities	(807,811)	-	(1,057,811)
Net decrease in cash and cash equivalents	(259,433)	-	(259,433)
Cash and cash equivalents beginning of year	1,414,706	-	1,414,706
Cash and cash equivalents end of year	$1,155,273	$-	$1,155,273

4.	Inventory

Inventory consists of the following:

	March 31,	June 30,
	2018	2017

Laboratory testing supplies	$396,477	$347,750
Total inventory	$396,477	$347,750

Purchased components of approximately $31,000 and finished goods of $207,000 were written down in the nine months ended March 31, 2017 to net realizable value. No inventory was written down in the nine months ended March 31, 2018.

5.	Income Taxes

The Company's effective tax rate for the three and nine months ended March 31, 2018 was (0.2)% and (371.1)%, respectively. The unusually high tax rate for the nine months ended March 31, 2018 was due to a deferred income tax charge of approximately $4,491,000, as explained below. For the three and nine months ended March 31, 2018, the Company calculated income tax expense based upon an annual effective tax rate forecast adjusted for discrete items that specifically relate to the interim period. Changes in tax laws or rates on deferred tax assets and liabilities are recognized as discrete items in the interim period that includes the enactment date. The differences between the effective tax rate and the U.S. federal statutory tax rate of 21% principally resulted from state and local taxes, graduated federal tax rate reductions, changes in the valuation allowance, non-deductible expenses, and discrete items for the interim period.

On December 22, 2017, the U.S. President signed the Tax Cuts and Jobs Act of 2017 (the "Act"). Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 740, Income Taxes ("ASC 740") requires that the effects of changes in tax laws or tax rates be recognized in the financial statements in the period in which such changes were enacted. During the nine months ended March 31, 2018, the Company incurred a deferred income tax charge of approximately $4,491,000 due to the write-down of deferred tax assets related to the reduction of the corporate income tax rate per the Act.

At March 31, 2018, the Company had a net deferred tax asset of approximately $7,357,000. Management has considered the realizability of the deferred tax assets and has concluded that a valuation allowance of approximately $31,291,000 should be recorded, related to net operating loss carryforwards that are not anticipated to be realized. Management determined that a valuation allowance was required with respect to the remaining net deferred tax assets. Realization of these assets is primarily dependent on achieving the forecast of future taxable income, as well as prudent and feasible tax planning strategies.

6.	Related Party Notes Payable

	March 31, 2018					June 30, 2017
		Accrued	Total	Interest rate		Note	Interest rate
	Principal	Interest	Outstanding	per annum		Payable	per annum
Secured					Secured
	$1,056,875	$1,593	$1,058,468	5% interest paid annually		$1,056,875	5% interest paid annually
	641,294	966	642,260	5% interest paid annually		641,294	5% interest paid annually
	255,417	385	255,802	5% interest paid annually		255,417	5% interest paid annually
	591,613	891	592,504	5% interest paid annually		591,613	5% interest paid annually
	504,452	760	505,212	5% interest paid annually

Total	$3,049,651	$4,595	$3,054,246		Total	$2,545,199

         The principal amount listed above is principal only and does not include accrued interest of approximately $122,000 from March 20, 2017 to March 20, 2018.  This accrued interest is included in the notes payable amount of $3,171,660 on condensed consolidated balance sheet.

Prior Year Exchange Transaction

On March 20, 2017, the Company entered into a note exchange agreement with the holders of an aggregate principal amount of $2,170,000 of outstanding promissory notes (the "Original Notes"), which were due and payable, pursuant to which the Company agreed to issue the holders of such notes, in consideration of the cancellation of the Original Notes, new promissory notes in the aggregate principal amount of $2,545,199, which is equal to the sum of the aggregate principal amount of the Original Notes plus the accrued but unpaid interest on the Original Notes (the "New Senior Notes"). The New Senior Notes were convertible into shares of the Company's common stock at an initial conversion price of $2.03 per share. Based on the initial conversion prices, the New Senior Notes were convertible into up to 1,253,792 shares of common stock. If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price then in effect, such conversion price will be decreased to equal 85% of such lower price. The foregoing adjustments to the conversion price will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. The conversion price is also subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. These conversion options resulted in a derivative liability valued at $328,422. All the New Senior Notes have a maturity date of one year from the closing date. The New Senior Notes were issued in consideration of the exchange of (i) an aggregate principal amount of $950,000 of Original Notes convertible at a price of $2.25 per share, (ii) an aggregate principal amount of $520,000 of Original Notes convertible at a price of $3.00 per share, and (iii) an aggregate principal amount of $700,000 of unconvertible Original Notes.

The New Senior Notes bear interest at the rate of 5% per annum with interest payable upon maturity, the conversion of the New Senior Notes or on any earlier redemption date.  Beginning one month after the Company's common stock is listed for trading on a national securities exchange, and the Company will have the right to redeem all or any portion of the outstanding principal balance of the New Senior Notes, plus all accrued but unpaid interest at a price equal to 110% of such amount.  The holders of the New Senior Notes shall have the right to convert any or the entire amount to be redeemed into common stock prior to redemption.  Subject to certain exceptions, the New Senior Notes are senior to existing and future indebtedness of the Company and are secured by a first priority lien on all the Company’s assets to the extent and as provided in a Security Agreement entered into between the Company and the holders. The New Senior Notes contain customary covenants against incurring additional indebtedness and granting additional liens and contain customary event default.  Upon the occurrence of an event of default under the New Senior Notes, the holders may require the Company to repay all or a portion of the note in cash, at a price equal to 110% of the principal, plus accrued and unpaid interest.

During the year ended June 30, 2017, in connection with the exchange of the Original Notes for the New Senior Notes, the Company also agreed with the holder of all outstanding shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock") to exchange all of its outstanding shares of Series B Preferred Stock for shares of a new series of convertible preferred stock designated as Series E Convertible Preferred Stock (the "Series E Preferred Stock").  Accordingly, on March 20, 2017, the Company also entered into a separate exchange agreement with the holder of the shares of Series B Preferred Stock, to exchange such shares for a total of 25,000 shares of Series E Preferred Stock.  Each share of Series E Preferred Stock will have a stated value of $30.00 per share.  Pursuant to this exchange agreement, the holder of the shares of Series B Preferred Stock agreed to waive all unpaid dividends that had accrued on the shares of Series B Preferred Stock.  The shares of Series E Preferred Stock are initially convertible by the holder into an aggregate of 187,500 shares of common stock at the initial conversion rate of $4.00 per share.  The conversion price of the new preferred stock is subject to adjustment solely in the event of stock dividends, combinations, splits, recapitalizations, and similar corporate events.  The right of holders of Series E Preferred Stock to convert these securities into common stock is subject to a 4.99% beneficial ownership limitation, which beneficial ownership limitation may be increased by a holder to a greater percentage not more than 9.99% after providing notice to the Company.

Prior Year Loss on Extinguishment of Debt

In accordance with ASC 470-50, "Debt - Modifications and Extinguishments", the Company's note exchange agreement was tested to determine whether a debt modification or debt extinguishment had occurred. Based on management's review, debt extinguishment accounting applied. A loss on extinguishment of $258,037 resulted from the exchange, and was recorded in fiscal year 2017. The loss consists of the resulting derivative liability of $328,422 from embedded conversion options in the New Senior Notes and the additional value of $50,000 of the Series E Preferred Stock compared to the Series B Preferred Stock, offset by the waiving of the unpaid Preferred Series B dividends of $120,385.

Current Year Exchange Transaction

On March 27, 2018, the Company entered into an agreement with the holders of outstanding senior secured convertible notes to amend certain terms of such notes as described below ("Note Amendment Transaction").  Contemporaneously with the Note Amendment Transaction, the Company entered into an agreement with its Chief Executive Officer, who held a separate promissory note in the aggregate principal amount of $500,000, to exchange such note for an additional new senior note (the “Additional Senior Note”) on terms substantially the same as the senior secured convertible notes in the Note Amendment Transaction (the “Note Exchange Transaction").

Note Amendment Transaction

In the Note Amendment Transaction, the holders (the "Senior Holders") of the outstanding principal amount of $2,545,199 of New Senior Notes entered into a consent and amendment agreement with the Company (the "Consent Agreement"), pursuant to which the New Senior Notes were amended to extend the maturity date for a period of twelve months, to March 20, 2019 and in consideration thereof, the conversion rate of the New Senior Notes was reduced to $1.20 per share.  Based on the adjusted conversion price, the principal amount of the New Senior Notes will be convertible into up to 2,120,999 shares of common stock.  The other material terms and conditions of the New Senior Notes were not amended.  Certain holders of the New Senior Notes are affiliated with the Company as follows: (1) an aggregate principal amount of $255,417 of New Senior Notes are held by Hanif A. Roshan, the Chairman and Chief Executive Officer of the Company and (ii) an aggregate principal amount of $591,613 of New Senior Notes are held by Optimum Ventures, LLC, a party affiliated by ownership with the former owners of Peachstate Health Management, LLC, our subsidiary.  Due to the adjustment of the conversion price of the New Senior Notes, the exercise price of outstanding warrants to purchase an aggregate of 825,144 shares of common stock has been adjusted from $2.07 to $1.22 per share. Unpaid interest on the New Senior Notes as of March 31, 2018 was approximately $122,000, which is not incorporated into the principal balance. Accrued interest on the New Senior Note is due on March 20, 2019 or any earlier payment of the New Senior Notes.

Note Exchange Transaction

In connection with the Note Amendment Transaction, on March 27, 2018, the Company entered into a note exchange agreement (the "Note Exchange Agreement") with its chief executive officer, who also held a promissory note in the aggregate principal amount of $500,000, pursuant to which the Company agreed to issue to him, in consideration of the cancellation of such note, the Additional Senior Note in the aggregate principal amount of $504,452, which is equal to the sum of the aggregate principal amount of the original note plus the accrued but unpaid interest thereon.  The closing of the Note Exchange Transaction occurred on March 27, 2018.

The Additional Senior Note is the same, in all material respects, as the New Senior Notes described above in the Note Amendment Transaction and is convertible into shares of the Company's Common Stock at an initial conversion price of $1.20.  Based on the initial conversion price, the Additional Senior Note is convertible into up to 420,376 shares of common stock.  As the Additional Senior Note is the same in all material respects as the New Senior Notes, the conversion price of the Additional Senior Note may be adjusted upon the occurrence of the same events which would result in an adjustment to the conversion price of the New Senior Notes, as described above, including the issuance of securities at a price per share less than the current conversion price.  Similarly, the maturity date, interest rate, events of default, redemption and other terms of the Additional Senior Note are the same as for the New Senior Notes.  The Additional Senior Note is on parity with the New Senior Notes and, subject to certain exceptions, is senior to other existing and future indebtedness of the Company and, together with the New Senior Notes, is secured by a first priority lien on all of the Company's assets to the extent and as provided in the Security Agreement as amended.

In accordance with ASC 470-50, "Debt - Modifications and Extinguishments", the Company's note exchange agreement was tested to determine whether a debt modification or debt extinguishment had occurred. Based on management's review, debt extinguishment accounting applied.  As a result of the debt exchange, the Company recorded $247,539 of non-cash expense resulting from the conversion feature of the convertible debt, which was recorded in the current quarter of 2018.  The loss consisted of the resulting derivative liability from the embedded conversion options in the new notes.  In addition, a valuation loss from embedded conversion options in the New Senior Notes of $908,728 was recorded during the current quarter.

7.	Equity

Preferred Stock

As of March 31, 2018, there were 25,000 shares of Series E Convertible Preferred Stock outstanding. The shares of Series E Preferred Stock are initially convertible into an aggregate of 187,500 shares of common stock at the initial conversion rate of $4.00 per share. The conversion price of the Series E Preferred Stock will be subject to adjustment solely in the event of stock dividends, combinations, splits, recapitalizations, and similar corporate events and does not provide for general price-based anti-dilution adjustments. Each share of Series E Preferred Stock has a stated value of $30.00 per share and has the following rights and preferences: (I) each holder of the Series E Preferred Stock has the right, at any time, to convert the shares of Series E Preferred Stock into shares of common stock, (ii) the Series E Preferred Stock is redeemable at the Company's option commencing one year after the original issuance date, provided that the Company's common stock is listed on a national securities exchange at such time, and (iii) the Series E Preferred Stock will pay dividends at the rate of 5% per annum in cash. The shares of Series E Preferred Stock were issued in a transaction with the holder of the Company's previously outstanding shares of Series B Preferred Stock to exchange the shares of Series B Preferred Stock for the shares of Series E Preferred Stock. Pursuant to the exchange agreement for the preferred stock, the holder of the shares of Series B Preferred Stock agreed to waive all unpaid dividends that had accrued on the shares of Series B Preferred Stock. At March 31, 2018, the Company has accrued dividends of approximately $39,000 on the Series E Preferred Stock which remain unpaid.

As of March 31, 2018, there are 605,000 shares of Series D Convertible Preferred Stock outstanding. The Series D Preferred Stock can be converted by the holders into an aggregate of 619,154 shares of common stock at an initial conversion rate of $9.77139 per share. The holders of such shares have the right to convert the preferred shares at any time, although the shares received upon conversion may not be offered or sold except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The Company has the right to repurchase the outstanding Series D Preferred Stock at a redemption price equal to $10.00 per share, plus accrued and unpaid dividends, and to require holders to convert their Series D Preferred Stock beginning in June 2016. Dividends on the Series D Preferred Stock accrue at a rate of 5% per annum and are payable semi-annually in cash or stock at the Company's option. At March 31, 2018, the Company has accrued dividends in the amount of approximately $863,000 on the Series D Preferred Stock, which remain unpaid.

The Company's preferred stock takes precedence over Common Stock but ranks below debt in the event of liquidation. In addition, the Series D Convertible Preferred Stock ranks above the Series E Convertible Preferred Stock.

Earnings per Share

FASB ASC Topic 260, Earnings per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of ordinary shares outstanding during the period, while diluted earnings per share is calculated to include any dilutive effects to ordinary shares. For the three and nine months ended March 31, 2018, our ordinary share equivalents consisted of stock options, restricted stock units, convertible debt, preferred stock and warrants.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Basic earnings (loss) per share
Net (loss) earnings	$(1,712,512)	$418,059	$(5,822,903)	$245,154
Preferred stock dividends	(85,699)	(74,863)	(257,095)	(276,111)
Net (loss) earnings available to common shareholders after preferred stock dividends	$(1,798,211)	$343,196	$(6,079,998)	$(30,957)
Weighted average shares used in the computation of basic earnings per share	7,249,370	7,168,329	7,249,370	6,312,344

(Loss) earnings per share - basic	$(0.25)	$0.05	$(0.84)	$(0.00)

Dilutive earnings (loss) per share
(Loss) earnings available to common shareholders	$(1,798,211)	$343,196	$(6,079,998)	$(30,957)
Weighted average shares used in the computation of diluted (loss) earnings per share	7,249,370	7,168,329	7,249,370	6,312,344
Dilutive effect of options, warrants, convertible debt and convertible preferred stock	-	1,597,328	-	-
Shares used in the computation of diluted (loss) earnings per share	7,249,370	8,765,657	7,249,370	6,312,344

(Loss) earnings per share - diluted	$(0.25)	$0.04	$(0.84)	$(0.00)

Anti-Dilutive Options Excluded	6,611,355	3,545,077	6,611,355	6,919,034

Common Stock Warrants

A schedule of common stock warrant activity for the nine months ended March 31, 2018 is as follows:

Warrant Activity	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding June 30, 2017	4,150,535	$4.67	3.87	$42,582
Issued	-
Expired	(25,000)	$12.06	-
Outstanding March 31, 2018	4,125,535	$4.44	3.11	$-
Exercisable, March 31, 2018	4,069,979	$4.05	3.35	$-

Due to the adjustment of the conversion price of the New Senior Notes, the exercise price of outstanding warrants to purchase an aggregate of 825,144 shares of common stock has been adjusted from $2.07 to $1.22 per share.

8.	Share-Based Compensation

Stock option activity under the Company's stock option plans for employees and non-executive directors for the nine months ended March 31, 2018 is as follows:

Employee Option Activity	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)

Outstanding June 30, 2017	226,902	9.04	6.34
Granted	50,000	2.00	9.45
Expired/Forfeited	(11,556)	23.40	-
Outstanding March 31, 2018	265,346	7.08	6.80

Exercisable March 31, 2018	143,917	11.50	4.69

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Non-Executive Option Activity	Options	Price	Life (Years)	Value

Outstanding June 30, 2017	602,311	3.57	6.11	$-
Granted	45,555	1.59	9.50	-
Expired/forfeited	(102,807)	5.33	-	-
Outstanding and exercisable March 31, 2018	545,059	3.07	7.99	$-

Share based compensation for the three months ended March 31, 2018 and 2017 was approximately $117,000 and $38,000, respectively. Share-based compensation for the nine months ended March 31, 2018 and 2017 was approximately $562,000 and $186,000, respectively.

No options were granted to the Company's non-employee directors as of March 31, 2018 as each director that would have received such options as of such date under the Company's Non-Employee Director Compensation Policy waived the receipt of such compensation for the quarter ended March 31, 2018.

Restricted stock unit activity under the Company's restricted stock unit plans for employees and non-executive directors for the nine months ended March 31, 2018 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value

Outstanding June 30, 2017	411,429	$1.75
Granted	201,448	0.78
Expired/Forfeited	(57,429)	0.48
Outstanding March 31, 2018	555,448	$1.42

On March 31, 2018, the Company's Board of Directors approved the grant of 40,724 restricted stock units to Hanif A. Roshan.  In addition, the Board also approved the grant of an aggregate 40,724 restricted stock units to certain other non-executive employees of the Company.  All of the restricted stock units were granted under the Company's 2011 Omnibus Equity Incentive Plan, as amended (the "2011 Plan").  The Board determined that it was appropriate to grant the restricted stock units in consideration of an agreement by Mr. Roshan and the other non-executive employees to accept such compensation in lieu of cash payment of base salary for the five-week period ending March 31, 2018.

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

The Company's Level 3 financial liabilities consist of the derivative conversion features of underlying convertible debt and warrants issued in 2011 to 2015. The Company valued the conversion features using the Black Scholes model prior to the three months ended September 30, 2016 and the Monte Carlo model for all periods thereafter. These models incorporate transaction details such as the Company's stock price, contractual terms maturity, risk free rates and volatility as of the date of issuance and each balance sheet date. The decrease in the value of the conversion feature of the convertible debt and warrants issued was primarily due to the change in the stock price during 2018 compared with prior years.

The Company utilized the following assumptions in valuing the derivative conversion features:

Exercise Price	$1.20	-	$1.22
Risk free interest rate	2.07%	-	2.55%
Expected volatility	115%	-	150%
Remaining Term (years)	0.97	-	5.32

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The fair value of AGHC financial instruments, using the fair value hierarchy under U.S. GAAP detailed in "Fair Value Measurements" in Note 2, "Summary of Significant Accounting Policies and Recently Issued Accounting Standards," of the Notes to the Condensed Consolidated Financial Statements are included in the tables below.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liabilities at every reporting period and recognizes gains and losses in the statement of operations that are attributable to the change in the fair value of the derivative liabilities. Changes in the observable input values would likely cause material changes in the fair value of the Company's Level 3 financial instruments.  The significant unobservable input (probability of a down round event) used in the fair value measurement is the estimation of the likelihood of the occurrence of a change in the contractual terms of the financial instruments.  A significant increase (decrease) in this likelihood or in the volatility assumptions would result in a higher (lower) fair value measurement.

The following tables provide a summary of the changes in fair value, including net transfers in and/or out, of all financial assets / (liabilities) measured at the fair value on a recurring basis using significant unobservable inputs during the nine months ended March 31, 2018.

		Convertible
	Warrants	Notes	Total

Balance - June 30, 2017	$435,036	$116,004	$551,040

Change in fair value of derivative liabilities	127,254	792,724	919,978

Balance - March 31, 2018	$562,290	$908,728	$1,471,018

	Fair
	Value	Level 1	Level 2	Level 3

June 30, 2017 derivative liabilities	$551,040	$-	$-	$551,040

March 31, 2018 derivative liabilities	$1,471,018	$-	$-	$1,471,018

Derivative Instruments

For the three and nine months ended  March 31, 2018 and 2017, the Company recorded non-cash (expense) income of approximately ($1,286,000) and ($920,000), compared to income of $257,000 and $392,000 for the prior year periods in other (expense) income for the changes in fair value of the derivative liabilities.

10.	Commitments and Contingencies

A complaint was filed by a former independent contractor in the State of Louisiana who was involved in the sales and marketing of the Company's products and services. The caption of the case is Medlogic, LLC and Malena F. Badon v. Peachstate Health Management, LLC., et al. Plaintiff alleges certain commissions had not been paid in full. The Company believes the contractor was overpaid and has asserted a counter claim for reimbursement of such overpayments. The Company intends to vigorously defend the claim and pursue the counter claim. The parties have completed initial discovery and the matter remains pending. The Company believes the resolution of this matter will not have a material effect on its financial statements.

Regarding the termination of the Company's employment relationship with certain executives, including the former Chief Executive Officer ("CEO") of Authentidate Holding Corp., O’Connell Benjamin, the Company has been reviewing its severance obligations to them and the vesting of other post-termination provisions. The Company believes that it has accrued all related severance costs as of  March 31, 2018 related to the past terminations. The former CEO commenced an arbitration proceeding before the American Arbitration Association ("AAA") on or about June 22, 2016 requesting payment of severance compensation of $341,620 and other benefits, including the vesting of certain stock option awards, pursuant to an employment agreement. The parties opted to pursue mediation in their attempt to resolve the matter, and a mediation session was held on October 30, 2017, but no resolution was reached. The Company believes that it has valid defenses to Mr. Benjamin's claims and intends to defend this matter accordingly as the arbitration process ensues.

On May 3, 2017, the Company received notice from the Office for Civil Rights ("OCR") of the U.S. Department of Health and Human Services ("DHHS") informing the Company that the OCR is conducting a review of the Company's compliance with applicable Federal Standards for Privacy of Individually Identifiable Health Information and/or Security Standards for the Protection of Electronic Protected Health Information (“ePHI”). The OCR is the division of DHHS charged with enforcing the Health Insurance Portability and Accountability Act of 1996, as amended ("HIPAA"), and its privacy, security and data breach rules ("HIPAA Rules"). The OCR compliance review covers both the Company's telehealth business and its clinical laboratory operations. The OCR reviewed the Company's premises and conducted interviews on May 23, 2017 and the Company continues to work on a resolution with the OCR. The OCR may, among other things, require a corrective action, issue penalties, or reach a monetary settlement. The Company does not expect a material adverse determination on its consolidated financial position, results of operations and cash flows.

The Company is the plaintiff in a case captioned Peachstate Health Management, LLC d/b/a Aeon Clinical Laboratories v. Radius Foundation, Inc. and William Bramlett, Ph.D., filed on June 13, 2017 in the State Court of Hall County, State of Georgia Case No. 2017-SV-312-Z. Judgement in the amount of $116,865 was awarded by the court on March 29, 2018, against the corporate defendant. The Company continues to pursue its claims against the individual co-defendant.

The Company is the plaintiff in a case captioned Peachstate Health Management, LLC d/b/a Aeon Clinical Laboratories v. Trimana, LLC d/b/a Via Medical Center Case No. 2016-SV-246D filed on April 29, 2016 in the State Court of Hall County, State of Georgia. Judgement in the amount of $104,652 was awarded by the Court on March 12, 2018.

The Company is a defendant in an action captioned Cogmedix, Inc. v. Authentidate Holding Corp. in the Superior Court of Worcester County, Commonwealth of Massachusetts, Case No. 1685CV013188. Suit was filed on September 6, 2016, based upon a purchase order dated December 6, 2013, alleging the principal amount of $227,061, and accumulating interest and attorney fees. On February 15, 2018, a default judgment for the amount of $320,638 was awarded. The Company is evaluating this decision and considering its alternatives.

The Company, along with its chief executive officer and certain unnamed persons, are defendants in a case captioned Carlotta Miraflor v. Peachstate Health Management, LLC d/b/a Aeon Global Health, et al., filed on October 4, 2017 in the United States District Court for the Central District of California Case No. 5:17-CV-02046-DSF-SP. Service of the Summons and Complaint was made on January 3, 2018 and an Answer denying liability has been timely filed with the Court Clerk. The plaintiff is a principal of an independent contractor which provided marketing services to the Company pursuant to a services agreement. The lawsuit was preceded by a Dismissal and Notice of Rights by the U.S. Equal Employment Opportunity Commission in July 2017 on the basis that the plaintiff has been identified as an independent contractor, notwithstanding that the plaintiff alleged that the Company was the employer of the plaintiff. Nonetheless, the plaintiff has initiated suit alleging wrongful termination, retaliation, harassment, and other claims. The lawsuit seeks an injunction enjoining the Company from classifying its sales and marketing personnel as independent contractors and unspecified compensatory damages for plaintiff's alleged loss of earnings, emotional distress, punitive damages, and attorneys' fees and costs. The Company believes that it has strong defenses to plaintiff's allegations and intends to vigorously defend the claim. Management is unable to determine at this time whether this claim will have a material adverse impact on the Company’s financial condition, results of operations or cash flow.

            The Company has a lease for its offices in New Jersey, which has a term of six years following the occupancy date and annual rentals ranging from approximately $135,000 in the first year to $148,000 in the final year. The lease also provides AGHC with a one-time option to renew the lease for a term of five years at the then-current market rate and, provided AGHC pays an early termination fee, allows AGHC an early termination option on each of the 18-month, 27-month and 36-month anniversary dates of the effective date of the amendment. As part of the lease agreement, AGHC reduced its letter of credit securing its lease payments to approximately $121,000, which was collected by the landlord in the first quarter of fiscal year 2018. The Company is currently in negotiations to terminate this lease obligation and although not guaranteed, expects to be successful during fiscal year 2018.

The Company is also subject to claims and litigation arising in the ordinary course of business. Management considers that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would not have a material adverse effect on the consolidated financial position, results of operations or cash flows.

The Company has entered into various agreements by which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by the Company under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by the Company and to dispute resolution procedures specified in the particular contract. Further, obligations under these arrangements may be limited in terms of time and/or amount and, the Company may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to their conditional nature and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of  March 31, 2018, the Company is not aware of any obligations under such indemnification agreements that would require material payments.

11.	Related Party Transactions

Except as disclosed herein, the Company has not entered into any material transactions or series of similar transactions with any director, executive officer or any security holder owning 5% or more of common stock since July 1, 2017.

AEON leases its facilities from Centennial Properties of Georgia, LLC under a lease agreement commencing April 2014, as amended January 20, 2016. The lease provides for a term of 12 years expiring March 2026. The lease payments range from $46,500 to a maximum of $60,000. In connection with the lease agreement, as security for its rent and other obligations under the lease, AEON has provided to the landlord a first priority lien and security interest in substantially all its assets. The landlord under the lease is Centennial Properties of Georgia, LLC a Georgia limited liability company. Centennial is owned by Sonny Roshan, Shawn Desai, Pyarali Roy and Sohail Ali, all of whom were AEON members and received common stock in AGHC as a result of the Acquisition. Mr. Roshan serves as the Chairman and CEO of AGHC. Mr. Desai is the Chief Technology Officer of AEON. Mr. Roy is the Chief Strategy Officer of AEON. Related party rent expense for the three and nine months ending March 31, 2018 and 2017 was approximately $144,000 and $432,000, and $140,000 and $419,000, respectively.

The Company holds certain related party notes payable to certain shareholders, its Chief Executive Officer and affiliates of board members of the Company, as detailed in Note 6. Interest expense relating to these notes amounted to approximately $32,000 and $95,000, and $87,000 and $286,000 for the three and nine months ended March 31, 2018 and 2017, respectively.  In the Note Amendment Transaction, the holders (the "Senior Holders") of the outstanding principal amount of $2,545,199 of New Senior Notes entered into a consent and amendment agreement with the Company (the "Consent Agreement"), pursuant to which the New Senior Notes were amended to extend the maturity date for a period of twelve months to March 20, 2019 and in consideration thereof, the conversion rate of the New Senior Notes was reduced to $1.20 per share.  Based on the adjusted conversion price, the principal amount of the New Senior Notes will be convertible into up to 2,120,999 shares of common stock.  The other material terms and conditions of the New Senior Notes were not amended.  Certain holders of the New Senior Notes are affiliated with the Company as follows: (1) an aggregate principal amount of $255,417 of New Senior Notes are held by Hanif A. Roshan, the Chairman and Chief Executive Officer of the Company and (ii) an aggregate principal amount of $591,613 of New Senior Notes are held by Optimum Ventures, LLC, a party affiliated by ownership with the former owners of Peachstate Health Management, LLC, our subsidiary.  Due to the adjustment of the conversion price of the New Senior Notes, the exercise price of outstanding warrants to purchase an aggregate of 825,144 shares of common stock has been adjusted from $2.07 to $1.22 per share.  Unpaid interest on the New Senior Notes as of March 31, 2018 was approximately $122,000, which is not incorporated into the principal balance.  Accrued interest on the New Senior Notes is Due on March 20, 2019 or any earlier payment of the New Senior Notes.

    Effective January 23, 2018, Hanif A. Roshan, the Company's Chief Executive Officer and Chairman of the Board made a short-term loan of $500,000 to the Company.  To evidence the loan, the Company issued Mr. Roshan a promissory note (the "Note") in the aggregate principal amount of $500,000.  The Note was an unsecured obligation of the Company, and was not convertible into equity securities of the Company.  The Note was due and payable on April 23, 2018 and interest accrued on the Note at the rate of 5% per annum.  The Note was exchanged for a new secured convertible note in the exchange transaction described above in Note 6 under the caption "Current Year Exchange Transaction".

AGHC entered into a lease agreement with Hanif A. ("Sonny") Roshan (the "landlord") for a residential premises at 5455 Golf View Drive, Braselton, Georgia 30517 for a term of one year beginning on January 1, 2018 and ending on December 31, 2018 for a fixed rent in monthly installments of $7,500 due and payable by the first day of each month. The lease is renewable with a 3% increase in rent for each renewal. The tenant is responsible for utilities and insurance with the landlord responsible for maintenance and taxes on the premises. Rent expense was $22,500 and $67,500 for the three and nine months ended March 31, 2018.

On January 4, 2018, the Company entered into a Consulting Agreement with Dr. Armando Moncada, M.D. ("Moncada" or the "Consultant") pursuant to which the Company engaged Moncada to act as its Chief Medical Officer - Pathology and to provide certain consulting services in connection with the operation of the Company's pathology laboratory, as specified in the Consulting Agreement.  The Company paid Moncada $40,000 at the execution of the agreement and $25,000 for February 2018, which was Moncada's monthly pay according to the Consulting Agreement.  In addition, pursuant to the Consulting Agreement, Moncada had agreed to transfer and assign to the Company, in his personal capacity as well as in his capacity as a controlling member and/or officer of PCG Molecular, LLC and Pathology Consultants of Georgia, Inc., all right to the intellectual property of such entities.  The completion of the transaction to acquire the foregoing intellectual property rights was subject to the negotiation and execution of definitive assignment agreement and other customary closing conditions.  The Company and Moncada were not able to reach a final agreement on the acquisition terms of intellectual property rights and the Consulting Agreement was therefore terminated on February 21, 2018.

12.	Segment Information

The Company is operated as two segments: laboratory testing services, and web-based software.  Laboratory testing services includes the testing of an individual's blood, urine or saliva for the presence of drugs or chemicals and the patient's DNA profile. Web-based software provides secure web-based revenue cycle management applications and telehealth products and services that enable healthcare organizations to increase revenues, improve productivity, reduce costs, coordinate care for patients and enhance related administrative and clinical workflows and compliance with regulatory requirements. Management currently runs each segment separately and measures profitability and operational performance based on the financial statements, which are independently maintained.

Selected financial information related to the Company's segments is presented below:

		Laboratory
	Web-Based Software	Testing Services	Total

Three Months ended March 31, 2018
Net revenues	$244,135	$3,811,444	$4,055,579
Cost of revenues	44,297	913,816	958,113
Operating expenses	436,359	3,948,343	4,384,702
Operating loss	(192,223)	(110,629)	(329,123)

Nine Months ended March 31, 2018
Net revenues	$744,985	$12,199,868	$12,944,853
Cost of revenues	164,403	2,810,828	2,975,231
Operating expenses	1,644,812	11,385,524	13,030,336
Operating income (loss)	(899,827)	840,614	(85,483)

Three Months Ended March 31, 2017
Net revenues	$319,176	$5,212,634	$5,531,810
Cost of revenues	52,438	845,152	897,590
Operating expenses	393,510	4,645,993	5,039,503
Operating income (loss)	(74,334)	566,641	492,307

Nine Months ended March 31, 2017
Net revenues	$999,333	$15,469,366	$16,468,699
Cost of revenues	203,691	2,652,063	2,855,754
Operating expenses	1,558,364	14,355,766	15,914,130
Operating income (loss)	(559,031)	1,113,600	554,569

March 31, 2018
Total assets	$7,520,404	$5,047,339+	$12,567,74

June 30, 2017
Total assets	$11,772,874	$4,958,804	$16,731,678

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The AEON Acquisition

On January 27, 2016, AEON was merged into a newly formed acquisition subsidiary of Aeon Global Health Corp. (formerly, Authentidate Holding Corp. (the "Aeon Acquisition")) pursuant to a definitive Amended and Restated Agreement and Plan of Merger dated January 26, 2016, as amended on May 31, 2016 and December 15, 2016 (collectively the "Merger Agreement"). The merger certificate was filed with the Secretary of State of Georgia on January 27, 2016, and AEON survived the merger as a wholly-owned subsidiary of AGHC. The acquisition of AEON requires us to pay certain Earnout Payments (as defined and described below) to the former members of AEON upon achievement of certain financial milestones. The Earn-out Payments must be paid in shares of our common stock. In accordance with the Merger Agreement, the members of AEON prior to the effective time of the AEON Acquisition became holders of shares of common stock, issuable in tranches as described below. The closing of the AEON acquisition occurred on January 27, 2016 and the Company filed a Current Report on Form 8-K on February 1, 2016 regarding the AEON Acquisition in accordance with the SEC regulations.

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

 The Merger Agreement provides that the above-referenced EBITDA targets are subject to adjustment on an annual basis, for each percentage increase or decrease above a ten percent threshold, of the CMS reimbursement rate levels for the services that AEON provides to its customers. The CMS rates changed in each of 2016, 2017 and 2018 and the Company anticipates that the original EBITDA thresholds will be materially reduced.  The Company engaged a valuation consultant to evaluate the impact of the CMS rate changes on the target EBITDA threshold values, which analysis has not yet been completed.

Basis of Presentation

On January 27, 2016, AEON completed the transactions contemplated by the Merger Agreement with AGHC under which AEON merged with a wholly-owned subsidiary of AGHC and will be operated as a separate entity. The merger was accounted for as a reverse acquisition with AEON treated for accounting purposes as the acquirer. As such, the financial statements of AEON are treated as the historical financial statements of the Company. For the periods prior to the closing of the reverse acquisition the disclosure below relates to the historical business and operations of AEON. The balance sheet as of June 30, 2017 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Overview of Web-Based Software Business

AGHC provides secure web-based revenue cycle management applications and telehealth products and services that enable healthcare organizations to (i) increase revenues, (ii) improve productivity, (iii) reduce costs, (iv) organize care for patients and (v) enhance related administrative and clinical workflows and compliance with regulatory requirements. AGHC's web-based services are delivered as Software as a Service (SaaS) to its customers interfacing seamlessly with billing and document management systems. These solutions incorporate multiple features and security technologies such as business-rules based electronic forms, intelligent routing, transaction management, electronic signatures, identity credentialing, content authentication, automated audit trails and remote patient management capabilities. Both web and fax-based communications are integrated into automated, secure and trusted workflow solutions.

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

Fees for the laboratory services we provide are reimbursed by Medicare, Medicaid and commercial payors and are established in the Clinical Laboratory Fee Schedule (CLFS). Historically, these fee schedules are subject to annual adjustments. During the quarter ended March 31, 2018, 19% of the Company's revenue was reimbursed from Medicare under the CLFS with the balance of the Company's revenue derived from commercial insurance providers and Medicaid. For the quarter ended March 31, 2018, toxicology testing represented approximately 86% of all of laboratory testing services that the Company provided.

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

Beginning in calendar 2016, commercial and government payors focused on reducing payments to clinical laboratories by imposing more stringent payment guidelines in their adjudication processes. Additionally, effective January 2016, the Centers for Medicare and Medicaid Services (CMS) substantially reduced the unit reimbursement rate for many of the tests typically performed by the Company, along with the number of tests that CMS would reimburse. Because Medicare and Medicaid accounts for close to 50% of our annual revenue, these factors have had a substantial negative impact on our revenue.  During calendar 2017, CMS reimbursement rates for the tests we performed increased by an average of 18% to $253.87 and decreased 9.9% to $228.76 in calendar year 2018.

We experienced a decrease in revenues for the three and nine months ended March 31, 2018, as compared to the same periods last year which was largely caused by the impact of (i) one customer moving much of its work internally, (ii) a slowdown in reimbursements from two payors caused by the application of more stringent payment guidelines, and (iii) the severe weather experienced in the southeastern United States.

Further payment reductions to Medicare, Medicaid and other government programs could have a direct adverse effect on the Company's net earnings and cash flows. The Company cannot predict whether changes will be implemented that will result in further payment reductions. In addition to changes in reimbursement rates, the Company is also impacted by changes in coverage policies for laboratory tests. For example, CLFS coding and billing changes related to toxicology and other procedures were implemented in 2016. The Company experienced delays in the pricing and implementation of the new toxicology codes. Further coding and billing changes related to toxicology testing and other procedure types were implemented in 2017 and 2018, and we experienced delays in the pricing and implementation of these new codes, which may continue. While the impact on price and margin is currently unclear, the Company anticipates that some of that impact will be mitigated by timely negotiation with payers impacted by these changes.

The President of the United States has announced that he favors repealing the Affordable Care Act ("ACA"), and leaders of the Republican controlled federal legislature also have taken substantial efforts in an attempt to repeal and replace the ACA during 2017. While no efforts to fully repeal and/or replace the ACA have been successful as of yet, further Congressional efforts to repeal, amend, replace, or reform the ACA are possible, and the individual mandate component of the ACA was repealed as part of the Tax Cuts and Jobs Act of 2017. If such legislation were to become law, it could have a significant impact on the U.S. healthcare system. Uncertainty regarding the ACA prior to any such repeal, amendment, replacement or reform could create uncertainty generally in the healthcare market. Also, the trend of consolidating, converging and diversifying among customers and payers has continued. Consolidation is increasing price transparency and bargaining power, and encouraging internalization of clinical testing.

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

Federal Tax Policy Trends

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax legislation. While the Company continues to assess the impact of the tax reform legislation on its business and consolidated financial statements, the legislation reduces the U.S. corporate tax rate from the current rate of 35% to 21%, imposes limitations on the deductibility of interest, and allows for the expensing of capital expenditures. As detailed in Note 5 to the notes to the consolidated financial statements contained in this Quarterly Report on Form 10-Q, the value of the Company's deferred tax assets was reduced as of March 31, 2018 and management will need to remeasure the Company's deferred tax asset in subsequent periods to incorporate the effect of the new tax rates. The new tax legislation may have a material impact on our future tax liability and the realizability of our net operating losses. We continue to examine the impact this tax legislation may have on our business.

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

Results of Operations

Three and nine months ended March 31, 2018 compared to three and nine months ended March 31, 2017

Revenues were approximately $4,056,000 for the three months ended March 31, 2018 compared to $5,532,000 for the three months ended March 31, 2017. Revenue for the nine months ended March 31, 2018 was approximately $12,945,000 compared to $16,469,000 for the nine months ended March 31, 2017. The decreased revenues for the three and nine months ended March 31, 2018 was primarily due to: (i) one customer moving much of its work internally, (ii) a slowdown in reimbursements from two payors caused by the application of more stringent payment guidelines and (iii) the severe weather experienced in the southeastern United States.

Cost of revenues for the three months ended March 31, 2018 was approximately $958,000 (23.6% of total net revenues) compared to $898,000 (16.2% of total net revenues) for the three months ended March 31, 2017. Cost of revenues for the nine months ended March 31, 2018 was approximately $2,975,000 (23.0% of net revenues) compared to $2,856,000 (17.3% of total net revenues) for the nine months ended March 31, 2017.  Cost of revenues is higher in the current year primarily due to increased spending on testing supplies.

Write-down of inventory comprised of purchased components of approximately $31,000 and finished goods of $207,000 were written down in the nine months ended March 31, 2017 to net realizable value. There were no write-downs in the nine months ended March 31, 2018.

Gross margin as a percent of revenue for the three months ended March 31, 2018 was 76.4% as compared to 83.8% for the three months ended March 31, 2017. Gross margin as a percent of revenue for the nine months ended March 31, 2018 was 77.0% versus 82.7% for nine months ended March 31, 2017. The lower gross margin percentage for the three and nine months ended March 31, 2018 was primarily due to the fixed nature of the majority of the Company's cost of revenues and the decreased revenue in the current year.

 Selling, general and administrative (SG&A) expenses were approximately $3,222,000 (79.4% of total net revenues) for the three months ended March 31, 2018 as compared to $3,748,000 (67.8% of total net revenues) for the three months ended March 31, 2017. SG&A expenses were approximately $9,427,000 (72.8% of total net revenues) for the nine months ended March 31, 2018 versus $11,624,000 (70.6% of total net revenues) for the nine months ended March 31, 2017. The decrease in selling, general and administrative expenses during the three and nine months ended March 31, 2018 was due to the continuation of cost containment measures, especially in the areas of payroll and commissions. The decrease in commissions was primarily due to lower revenues.  Share based compensation is included in SG&A expenses.  Share based compensation was approximately $600,000 in the three months ended March 31, 2018 and $38,000 for the three months ended March 31, 2017. Share based compensation was approximately $651,000 in the nine months ended March 31, 2018 compared to $186,000 for the nine months ended March 31, 2017. The increase in share based compensation for the three and nine months ended March 31, 2018 is predominately due to granting of stock compensation in the current year.

Depreciation and amortization expense was approximately $205,000 and $394,000 for the three months ended March 31, 2018 and 2017, respectively. Depreciation and amortization for the nine months ended March 31, 2018 was $628,000 compared to $1,196,000 for the nine months ended March 31, 2017. For decrease in the current year period is primarily due to legacy assets being written off at June 30, 2017 and AEON fixed assets becoming fully depreciated.

Other income (expense) was an expense of approximately $(1,380,000) and $(74,000) for the three months ended March 31, 2018 and 2017, respectively. Other income (expense) was an expense of $(1,241,000) for the nine months ended March 31, 2018 and $(309,000) for the nine months ended March 31, 2017. The change in fair value of derivative liabilities was an expense of  approximately $1,286,000 in the current quarter ended and income of $257,000  for the prior year quarter  The change in fair value of derivative liabilities was approximately an expense $920,000 and income of $392,000 for the nine months ended March 31, 2018 and 2017, respectively.  In the prior year, the Company recorded approximately $258,000 of expense related to the loss on extinguishment.

The Company decreased its deferred tax asset of approximately $11,848,000 at June 30, 2017 to $7,357,000 at March 31, 2018. Approximately $4,491,000 of the deferred tax asset was written off in the nine months ended March 31, 2018 due to the reduction of the corporate tax rate to 21% from 35% in the new Tax Cuts and Jobs Act enacted in December 2017.

Net loss available to common shareholders for the three months ended March 31, 2018 was approximately $1,798,000 or $0.25 per basic and diluted share as compared to net income available to common shareholders of $343,000 or $0.05 per basic common share and $0.04 per diluted common share for the prior year due to the reasons mentioned above. Net loss available to common shareholders for the nine months ended March 31, 2018 was approximately $6,080,000 or $0.84 per basic and diluted common share versus a net loss available to common shareholders of $31,000 or a loss of $0.00 per basic and diluted common share for the nine months ended March 31, 2017.

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

Cash Flows

At March 31, 2018, unrestricted cash and cash equivalents amounted to approximately $470,000 and total assets at that date were approximately $12,568,000 compared to cash and cash equivalents at June 30, 2017 of approximately $1,122,000 and total assets of approximately $16,732,000. Our current estimated monthly cash requirement is approximately $1,200,000. Currently, our available cash and cash equivalents as of the filing date of this Quarterly Report on Form 10-Q is approximately $1,011,000. Net cash used by operating activities for the nine months ended March 31, 2018 was approximately $1,152,000.

Going Concern

As of the filing date of this Quarterly Report on Form 10-Q, there is outstanding an aggregate principal amount of $3,049,651 of senior secured convertible notes with a maturity date of March 20, 2019 and a secured note subordinated to the interests of the existing senior lenders in the principal amount of $180,000 with a maturity date of June 15, 2018 and is included in accrued expenses on the condensed consolidated balance sheet. We expect existing resources, revenues generated from operations, and proceeds received from other transactions we are considering to satisfy working capital requirements for at least the next twelve months; however, no assurances can be given, that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy our other obligations. The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. Accordingly, the Company needs to raise additional capital and are exploring potential transactions to improve our capital position. Unless we can increase revenues substantially or generate additional capital from other transactions, our current cash resources will only satisfy our working capital needs for a limited period of time.

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

Management has concluded that due to the conditions described above, there is substantial doubt about the entity's ability to continue as a going concern. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance will provide sufficient capital to continue operations through fiscal 2018. In addition to our efforts to improve our capital position through commercial operations and/or product partnering opportunities, we are considering capital raising alternatives, including credit lines from external financing sources. We cannot assure you that financing will be available on acceptable terms. If we are not successful in generating or raising additional capital, we will risk defaulting under the terms of our existing loans. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Furthermore, despite our optimism regarding the future of the Company, even if the Company is adequately funded, there is no guarantee that any of our services will perform as hoped or that such services can be successfully commercialized.

Contractual Commitments

                   AEON leases its facilities under a lease agreement dated March 1, 2014, as amended January 20, 2016.  The lease, amended, provided for a term of 12 years expiring March 2026.

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Leases
Operating	$6,131,000	$725,000	$1,511,000	$1,456,000	$2,439,000
Capital	670	670	-	-	-
Total lease obligations	6,131,670	725,670	1,511,000	1,456,000	2,439,000
Total debt obligations	2,609,000	2,609,000	-	-	-
Severance	180,000	180,000	-	-	-
Total obligations	$8,920,670	$3,514,670	$1,511,000	$1,456,000	$2,439,000

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

The Company has a lease for its offices in New Jersey, which has a term of six years following the occupancy date and annual rentals ranging from approximately $135,000 in the first year to $148,000 in the final year. The lease also provides AGHC with a one-time option to renew the lease for a term of five years at the then-current market rate and, provided AGHC pays an early termination fee, allows AGHC an early termination option on each of the 18-month, 27-month and 36-month anniversary dates of the effective date of the amendment. As part of the lease agreement, AGHC reduced its letter of credit securing its lease payments to approximately $121,000, which was collected by the landlord in the first quarter of fiscal year 2018. The Company is currently in negotiations to terminate this lease obligation and although not guaranteed, expects to be successful during fiscal year 2018.

Other Matters

The events and contingencies described below have impacted or may impact our liquidity and capital resources.

In connection with the private placement of Series D Preferred Stock in June 2013, we issued 665,000 shares of Series D 5% Convertible Preferred Stock.  Presently, there are 605,000 shares of Series D Preferred Stock outstanding.  The shares of Series D Preferred Stock are convertible into 619,154 shares of common stock at the conversion rate of $9.77139 per share. Each share of Series D Preferred Stock has a stated value of $10.00 per share.  The Company has the right to repurchase these shares at the stated value per share, plus accrued and unpaid dividends and to require the holders to convert such securities into common stock starting in June 2016.  Each holder of Series D Preferred Stock has the right to require the holders to convert such securities into common stock at any time commencing on the six-month anniversary date of the issue date.  The Series D Preferred Stock pays dividends at the rate of 5% per annum, payable in cash or shares of common stock, at the rate of 5% per annum, payable in cash or shares of common stock, at the Company's option, subject to limitations required by the NASDAQ stock market.  At March 31, 2018, the Company has accrued dividends on the shares of Series D Preferred Stock in the amount of approximately $863,000 which remain unpaid.

Further, there are 25,000 shares of Series E Preferred Stock outstanding which also accrue dividends at the annual rate of 5% of the issue price payable on a semi-annual basis.  The shares of Series E Preferred Stock were issued in March 2017 in exchange for the surrender of the previously outstanding shares of Series B Preferred Stock.  At March 31, 2018, the Company has accrued dividends in the amount of approximately $39,000 on the shares of Series E Preferred Stock which remain unpaid.

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

Debt Exchange Transactions

On March 20, 2017, the Company entered into a note exchange agreement with the holders of an aggregate principal amount of $2,170,000 of outstanding promissory notes (the "Original Notes"), which were due and payable, pursuant to which the Company agreed to issue the holders of such notes, in consideration of the cancellation of the Original Notes, new promissory notes in the aggregate principal amount of $2,545,199, which were equal to the sum of the aggregate principal amount of the original notes plus the accrued but unpaid interest on the Original Notes (the "New Senior Notes"). The New Senior Notes are convertible into shares of the Company's Common Stock at an initial conversion price of $2.03 per share. Based on the initial conversion prices, the New Senior Notes were convertible into up to 1,253,792 shares of common stock. If the Company issued or sold shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that was less than the conversion price then in effect, such conversion price would be decreased to equal 85% of such lower price. The foregoing adjustments to the conversion price would not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. In addition, the conversion price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. All the New Senior Notes had a maturity date of one year from the closing date.

The New Senior Notes earn interest at the rate of 5% per annum with interest payable upon maturity, the conversion of the New Senior Notes or on any earlier redemption date.  Commencing one month after the Company's common stock is listed for trading on national securities exchange the Company will have the right to redeem all or any portion of the outstanding principal balance of the New Senior Notes, plus all accrued but unpaid interest at a price equal to 110% of such amount.  The holders of the New Senior Notes have the right to convert any or the entire amount to be redeemed into common stock prior to redemption.  Subject to certain exceptions, the New Senior Notes are senior to existing and future indebtedness of the Company and are secured by a first priority lien on all the Company's assets to the extent and as provided in a Security Agreement entered between the Company and the holders.  Subject to certain exceptions, the New Senior Notes contain customary covenants against incurring additional indebtedness and granting additional liens and contained customary events of default.  Upon the occurrence of an event of default under the New Senior Notes, the holders have the right to require the Company to repay all or a portion of the note in cash, at a price equal to 110% of the principal, plus accrued and unpaid interest.

On March 27, 2018, the Company entered into an agreement with the holders of the New Senior Notes to amend certain terms of such notes as described below (the "Note Amendment Transaction").  In the Note Amendment Transaction, the holders of the New Senior Notes entered into a consent and amendment agreement with the Company (the "Consent Agreement"), pursuant to which the New Senior Notes were amended to extend the maturity date for a period of twelve months, to March 20, 2019 and in consideration thereof, the conversion rate of the New Senior Notes was reduced to equal $1.20 per share.  Based on the adjusted conversion price, the principal amount of the Senior Notes will be convertible into up to 2,120,199 shares of common stock.  As the conversion price of the New Senior Notes was further reduced, the exercise price of outstanding warrants to purchase an aggregate of 825,184 shares of common stock, which was adjusted to $2.07 following the 2017 note exchange transaction, was further reduced to $1.22 per share.

Contemporaneously with the Note Amendment Transaction, the Company entered into a note exchange agreement (the "Note Exchange Agreement") with its Chief Executive Officer, who held a separate promissory note in the aggregate principal amount of $500,000, to exchange such note for a new senior note on terms substantially the same as the New Senior Notes (the “2018 Note Exchange Transaction").  Pursuant to the Note Exchange Agreement, the Company issued its chief executive officer, in consideration of the calculation of the then-existing note, a new senior secured note (the "Additional Senior Note") in the aggregate principal amount of $504,452, which is equal to the sum of the aggregate principal amount of the prior note, plus the accrued but unpaid interest thereon.  The closing of the 2018 Note Exchange Transaction occurred on March 27, 2018.  The Additional Senior Note is the same, in all material respects, as the New Senior Notes described above in the Note Amendment Transaction and is convertible into shares of the Company's Common Stock at an initial conversion price of $1.20.  Based on the initial conversion price, this note is convertible into up to 420,376 shares of common stock.  Further, the conversion price of the Additional Senior Note may be adjusted upon the occurrence of the same events which would result in an adjustment to the conversion price of the New Senior Notes, as described above, including the issuance of securities at a price per share less than the current conversion price.  Similarly, the maturity date, interest rate, events of default, redemption and other terms of such Additional Senior Note are the same as for the New Senior Notes.  The Additional Senior Note is on parity with the New Senior Notes and, subject to certain exceptions, is senior to other existing and future indebtedness of the Company and, together with the New Senior Notes, is secured by a first priority lien on all of the Company's assets to the extent and as provided in the Security Agreement, as amended.

In connection with the above note exchange transaction consummated in March 2017, the Company exchanged all outstanding shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") for shares of a new series of convertible preferred stock designated as Series E Convertible Preferred Stock (the "Series E Preferred Stock").  Accordingly, on March 20, 2017, the company also entered into a separate exchange agreement with the holder of the shares of Series B Preferred Stock, to exchange such shares for a total of 25,000 shares of Series E Preferred Stock.  The shares of Series E Preferred Stock are initially convertible by the holder into an aggregate of 187,000 shares of common stock at the initial conversion rate of $4.00 per share.  The conversion price of the new preferred stock will be subject to adjustment solely in the event of stock dividends, combinations splits, recapitalizations, and similar corporate events and does not provide for general price-based anti-dilution adjustments.  Each share of Series E Preferred Stock has a stated value of $30.00 per share.  On March 20, 2017, the Company filed with the State of Delaware a Certificate of Designations, Rights and Preferences and Number of Shares of Series E Convertible Preferred Stock, referred to as the Series E Designation.  The Series E Preferred Stock has the following rights and preferences:  (i) each holder of the Series E Preferred Stock will have the right, at any time, to convert the shares of Series E Preferred Stock into shares of common stock, (ii) the Series E Preferred Stock will be redeemable at option commencing one year after the closing date (provided that the Company's common stock is listed on a national securities exchange at such time and (iii) the Series E Preferred Stock will pay dividends at a rate of 5% per annum in cash.  Pursuant to the exchange agreement for the preferred stock, the holder of the shares of Series B Preferred Stock agreed to waive all unpaid dividends that had accrued on the shares of Series B Preferred Stock.

On April 24, 2017, the Company entered into a settlement and mutual release with its former Chief Financial Officer, William A. Marshall to resolve an outstanding arbitration proceeding.  Pursuant to the separation agreement and general release, the Company agreed to provide the following to the former CFO:   (i) cash payments totaling $170,000 to be paid over time through May 15, 2018, (ii) a lump sum severance payment of $160,000 payable on June 15, 2018, (iii) the issuance of a total of $12,835 vested shares of common stock pursuant to the terms of the restricted stock units granted in January 2013 and January 2017, and (iv) 27,388 stock options previously granted became vested and exercisable for the duration of their original exercise periods, subject, however to the terms of a lockup agreement.  Pursuant to the settlement agreement. the Company issued a secured senior promissory note, subordinated to the interests of the existing lenders, which provides for events of default that are customary for similar transactions.

Off-Balance Sheet Arrangements

We have not created, and are not party to any special-purpose or off-balance sheet entities for raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into AGHC financial statement that are reasonably likely to materially affect liquidity or the availability of capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. These indemnification provisions are generally included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, obligations under these arrangements may be limited in terms of time and/or amount and, in some instance, we may have recourse against third parties for certain payments made by us. It is not possible to predict maximum potential amount of future payments under these indemnification agreements due to the conditional nature of these obligations and the unique facts of each particular agreement. We have not historically made any payments under these agreements that have been material individually of in the aggregate. As of March 31, 2018, we are not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 As of March 31, 2018, we are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. Nevertheless, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At March 31, 2018, unrestricted cash totaled approximately $470,000 and was in non-interest-bearing checking accounts used to pay operating expenses.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

 We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of its CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Our management identified material weaknesses in the control environment described below, and based on that evaluation, because of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2018. In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, the CEO and CFO believe that the financial statements included in this report fairly present in all material respects (and in accordance with U.S. generally accepted accounting principles) our financial condition, results of operations and cash flows for the periods presented.

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 and subsequently filed Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2017 and December 31, 2017, the Company identified the following material weaknesses in its internal control over financial reporting: (i) a lack of sufficient resources in its accounting function and an insufficient level of monitoring and oversight which resulted in the inadequate segregation of duties on the assessment of disclosure controls and procedures and which restricted the Company’s ability to gather, analyze, and properly review information in a timely manner; (ii) inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting; and (iii) the lack of effective controls over the identification of reduced revenue collections due to modifications of payor claims adjudication processes and a lack of communication between financial personnel and non-financial personnel.

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

Control Environment - to remediate the control environment deficiencies, the leadership team, including the Chief Executive Officer and Chief Financial Officer, have undertaken to reaffirm and reemphasize the importance of internal controls, including general ethical climate and the control environment. In addition, we specifically:

•

Hired additional personnel in the accounting department such that the Company currently operates a fully staffed accounting department with sufficient U.S. GAAP and financial reporting experience to provide additional oversight of the accounting function and to participate in the preparation of our Company's financial statements and SEC reports;

•	Hired a new Chief Financial Officer in September 2017 to replace the previous CFO, whose position was terminated in January 2017;

•

Improved the documentation around conclusions reached in implementing applicable GAAP to our financial statements, formalized procedures and implemented controls for additional elements of transaction cycles, and performed testing on controls mandated in this documentation;

•

The Company is in the process of providing further training of individuals in our accounting and reporting functions to ensure the correct application of generally accepted accounting principles to our financial statements. Training will be provided to personnel on a continuing basis as may be necessary to ensure adherence to the controls in the written policies and procedures; and

•

The Company is in the process of reviewing, evaluating and upgrading the design of the procedures and implementation of controls for the preparation of financial statements with emphasis on compliance with GAAP and will continue to undertake such measures on an ongoing basis as warranted.

Notwithstanding these remedial measures, due to the size and nature of the Company, segregation of all conflicting duties may not always be possible and may not be economically feasible. Nevertheless, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

Monitoring and Control Activities - To further strengthen internal control over financial reporting at the process level, we have performed certain remediation actions, including conducting an internal evaluation of accounting methodologies, reporting architecture, review existing personnel and propose a specific course of action to ensure compliance with all facets of accounting and external reporting. During the third quarter of fiscal 2018, accounting personnel have reviewed and revised written policies and procedures with detailed controls incorporated for each transaction cycle within the Company, including the procedures and controls that need to be in place to properly account and communicate transactions on a timely basis to financial and non-financial personnel.

During and subsequent to the quarter ended March 31, 2018, we have been testing through the use of discussions with team members, these internal controls for existence and effectiveness and making necessary changes where warranted. In addition to the actions taken above, we intend to complete testing the existence and effectiveness of controls detailed in the updated written policies and procedures.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Quarterly Report on Form 10-Q is set forth below. Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the risks described below and the other information set forth elsewhere in this report, you should carefully consider the factors discussed in the "Risk Factors" section in our Annual Report on Form 10-K for the year ended June 30, 2017 and in our other reports filed with the SEC for a discussion of the risks associated with our business, financial condition and results of operations. These risks have affected, and in some cases, could, have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by the Company in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. If any of the matters or events described in the following risks occurs, our business, financial condition or results of operations could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment due to any of these risks. Except as set forth below, we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 and our other reports filed with the SEC.

Our capital requirements are significant and unless our revenues can sufficiently support our operating costs, we expect to raise additional capital to finance our operations and repay outstanding debt obligations.

Our capital requirements have been and will continue to be significant. We are expending significant amounts of capital to develop, promote and market our services. Our available cash and cash equivalents as of March 31, 2018 totaled approximately $470,000. However, available cash and cash equivalents as of the filing date of this Quarterly Report on Form 10-Q is approximately $1,011,000 and our estimated monthly cash requirement is approximately $1,200,000. Our net cash used in operating activities was approximately $1,152,000 for the nine months ended March 31, 2018, and net cash provided by operating activities was $570,000 in the nine months ended March 31, 2017. Further, as of the filing date of this Quarterly Report on Form 10-Q, there is outstanding an aggregate principal amount of approximately $3,049,000 of notes, consisting of  senior secured convertible notes with a maturity date of March 20, 2019 and a secured note subordinated to the interests of the senior lenders in the amount of $180,000 to the Company's former chief financial officer, with a maturity date of June 15, 2018 and is included in accrued expenses on the condensed consolidated balance sheet.   The Company also has unpaid interest of approximately $122,000 on the notes originally issued on March 20, 2017, which is due and payable on the maturity date of such notes or any earlier repayment.  Although no guarantee can be given, management anticipates that it will be able to extend of otherwise modify the Company's obligations under the notes for an additional period or periods. We expect the Company's existing resources, revenues generated from operations, and proceeds received from other transactions we are considering (of which there can be no assurance) to satisfy working capital requirements for at least the next twelve months, although no assurances can be given that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy other obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amount and classifications of liabilities that might result from the outcome of these uncertainties. Accordingly, we need to raise additional capital and are exploring potential transactions to improve the Company's capital position. Unless we can increase revenues substantially or generate additional capital from other transactions, the Company's current cash resources will only satisfy working capital needs for a limited period of time.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of its most recent fiscal year. As previously reported, management concluded that we did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of these material weaknesses, see Item 4, "Controls and Procedures." Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. As described in Item 4, "Controls and Procedures" and in Note 3 to the Condensed Consolidated Financial Statements filed with this Quarterly Report on Form 10-Q, we restated the financial statements included in our Quarterly Reports on Form 10-Q for the periods ended September 30, 2016, December 31, 2016, and March 31, 2017. In addition, other weaknesses may be identified.

We are in the process of testing compliance with our new written policies and procedures, and this work will continue during fiscal 2018. For a detailed description of the Company's remedial efforts, see Item 4, "Controls and Procedures." There can be no assurance as to when all the material weaknesses will be remedied. Until the Company's remedial efforts are completed, management will continue to devote significant time and attention to these efforts, and we will continue to incur expenses associated with the additional procedures and resources required to prepare the condensed consolidated financial statements. Certain of the Company's remedial actions, such as hiring additional qualified personnel to implement the reconciliation and review procedures, will be ongoing and will result in the Company incurring additional costs even after the material weaknesses are remedied.

If we are unsuccessful in implementing or following the remediation plan, or fail to update the Company's internal control over financial reporting as the business evolves or to integrate acquired businesses into the Company's controls system, we may not be able to timely or accurately report the Company's financial condition, results of operations or cash flows or to maintain effective disclosure controls and procedures, we could be subject to, among other things: (i) regulatory or enforcement actions by the SEC, (ii) an inability for us to be accepted for listing on any national securities exchange in the near future, (iii) securities litigation, or (iv) a general loss of investor confidence, any one of which could adversely affect the Company's business prospects and the market value of AGHC common stock. Further there are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. We could face additional litigation exposure and a greater likelihood of an SEC enforcement or other regulatory action if further restatements were to occur or other accounting-related problems emerge, which may adversely affect the Company's financial condition, results of operations and cash flows.

The Company's outstanding debt may impair our financial and operating flexibility.

As of March 31, 2018, there was an aggregate principal amount of secured indebtedness of approximately $3,230,000, consisting of an aggregate principal amount of approximately $3,049,000 of senior secured convertible notes with a maturity date of March 20, 2019 and a secured note subordinated to the interests of the existing senior lenders in the principal amount of $180,000 to the Company's former chief financial officer, with a maturity date of June 15, 2018 and is included in accrued expenses on the condensed consolidated balance sheet. All of the outstanding notes contain covenants and events of default customary for transactions of this nature. The Company also has unpaid interest of approximately $122,000 on the notes originally issued on March 20, 2017 which is due and payable on the maturity date of such notes or any earlier repayment.  For example, the outstanding senior secured notes include restrictions against incurring additional indebtedness and granting further security interests on the Company's assets.  Without the consent of the holders of these senior debt instruments, we must comply with these restrictions. Among the defined events of default are defaults of the Company's payment obligations, breach of any material covenant or representation of the notes or the related transaction agreements, and the commencement of proceedings under applicable U.S. federal or state bankruptcy, insolvency, reorganization or other similar laws either against us or by us. In the event of default under the notes, a holder may require us to repay all or a portion of the outstanding principal, plus interest and certain of the outstanding debt instruments also require that any repayment due to a default will require immediate repayment of the principal and accrued and unpaid interest. If we are unable to consummate an additional financing prior to the maturity date of these debt instruments, or otherwise further extend or exchange them, we will be required to repay these securities, which may have an adverse effect on the Company's cash position. If we are unable to make the scheduled principal and interest payments on these debt instruments or comply with applicable covenants contained therein, we may be in default under one or more these securities which would likely have a material adverse effect on the business, financial condition and results of operations. Further, if we are unable to repay the secured debt instruments when due, or upon an event of default, the holders could foreclose on the Company's encumbered assets.

The exercise of the Company's outstanding options, restricted stock units and warrants, or conversion of our outstanding convertible debt and convertible preferred stock, may depress our stock price and dilute your ownership of the company.

As of March 31, 2018, the following options, restricted stock units and warrants were outstanding:

•

Employee stock options to purchase approximately 265,000 shares of common stock at exercise prices ranging from $36.00 to $1.75 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $7.08 per share.

•

Director stock options to purchase approximately 545,000 shares of common stock at exercise prices ranging from $1.58 to $36.54 per share, all of which are exercisable. The weighted average exercise price of the outstanding and exercisable options is $3.07 per share.

•	Warrants to purchase approximately 4,126,000 shares of common stock with a weighted average exercise price of $4.44 per share.
•	An aggregate of approximately 555,000 unvested restricted stock units.

There are presently outstanding 25,000 shares of Series E Convertible Preferred Stock, which the holder may convert into an aggregate of 187,500 shares of common stock at the initial conversion price of $4.00 per share. Further there is currently outstanding 605,000 shares of Series D Preferred Stock, which are convertible into an aggregate of 619,154 shares of common stock at the initial conversion rate of approximately $9.77 per share (exclusive of any additional shares of common stock that we may elect to issue in lieu of paying cash dividends on the Series D Preferred Stock). Shares of common stock issued upon conversion of Series D or Series E Preferred Stock may be resold from time-to-time by a holder in accordance with Rule 144 under the Securities Act.

As of March 31, 2018, there was an aggregate principal amount of $3,049,651 of outstanding convertible debt, which, subject to certain limitations, may be convertible by holders into an aggregate of 2,541,375 shares of common stock.

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

On December 22, 2017, the president signed into law the statute originally named the "Tax Cuts and Jobs Act" (the "2017 Tax Act") which enacts a broad range of changes to the U.S. Internal Revenue Code. The 2017 Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating losses, allows for the expensing of certain capital expenditures, and puts into effect a number of changes impacting operations outside of the United States. For the quarter ended March 31, 2018, our net deferred tax asset was valued at the newly enacted corporate rate and was reduced from approximately $11,848,000 at June 30, 2017 to $7,357,000 at March 31, 2018. The revaluation of our deferred tax assets and U.S. federal net operating losses is expected to result in additional charges to the Company's results of operations, which may be material. The Company will continue to assess the impact of the new tax legislation on its net deferred tax assets and liabilities and will continue to examine the impact this tax legislation may have on our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

a)	Sales of Unregistered Securities

Except as previously disclosed in reports filed with the SEC pursuant to the Securities and Exchange Act of 1934, as amended, and as described elsewhere in this Quarterly Report on Form 10-Q, we did not sell unregistered securities during the quarter ended March 31, 2018.

b)	Not applicable

c)	Repurchase of Equity Securities

We did not repurchase any of our equity securities during the nine months ended March 31, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

 As of March 31, 2018, we had two classes of preferred stock outstanding, the Series D convertible preferred stock and the Series E convertible preferred stock. The Series E preferred stock bears a 5% dividend per annum, payable semi-annually in cash. As of the filing date of this Quarterly Report on Form 10-Q, there was approximately $39,000 of accrued dividends on the Series E Preferred Stock. The Series D preferred stock bears a 5% dividend per annum, payable semi-annually in cash, or shares of common stock, at the Company's option. As of the filing date of this Quarterly Report on Form 10-Q, the aggregate amount of the cumulative dividends on the Series D preferred stock which remain unpaid was approximately $863,000.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

            On January 4, 2018, the Company entered into a Consulting Agreement with Dr. Armando Moncada, M.D. ("Moncada" or the "Consultant") pursuant to which the Company engaged Moncada to act as its Chief Medical Officer - Pathology and to provide certain consulting services in connection with the operation of the Company's pathology laboratory, as specified in the Consulting Agreement.  The Company paid Moncada $40,000 at the execution of the agreement and $25,000 for February 2018, which was Moncada's monthly pay according to the Consulting Agreement.  In addition, pursuant to the Consulting Agreement, Moncada had agreed to transfer and assign to the Company, in his personal capacity as well as in his capacity as a controlling member and/or officer of PCG Molecular, LLC and Pathology Consultants of Georgia, Inc., all right to the intellectual property of such entities.  The completion of the transaction to acquire the foregoing intellectual property rights was subject to the negotiation and execution of definitive assignment agreement and other customary closing conditions.  The Company and Moncada were not able to reach a final agreement on the acquisition terms of intellectual property rights and the Consulting Agreement was therefore terminated on February 21, 2018.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

3.1	Certificate of Amendment of Certificate of Incorporation filed January 31, 2018 (filed as Exhibit 3.1 to Current Report on Form 8-K, filed February 1, 2018).
4.1	Form of New Senior Note (filed as Exhibit 4.1 to Current Report on Form 8-K, filed March 28, 2018).
10.1	Form of Note Exchange Agreement (filed as Exhibit 10.1 to Current Report on Form 8-K, filed March 28, 2018).
10.2	Form of Consent and Amendment Agreement (filed as Exhibit 10.2 to Current Report on Form 8-K, filed March 28, 2018).
10.3	Form of Amendment to Amended and Restated Security Agreement (filed as Exhibit 10.3 to Current Report on Form 8-K, filed March 28, 2018)
10.4	Form of Restricted Stock Unit Award granted March 31, 2018 (#)(*)
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Section 1350 Certification of Chief Executive Officer (*)
32.2	Section 1350 Certification of Chief Financial Officer (*)
101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

(*)	Filed herewith.
(#)	A management contract of compensation plan or arrangement is indicated by the symbol (#).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEON GLOBAL HEALTH CORP.

By:	/s/ Hanif A. Roshan
Hanif A. Roshan
Chief Executive Officer

By:	/s/ Michael J. Poelking
Michael J. Poelking
Chief Financial Officer

Dated: May 8, 2018