Form 10-K
period 2018-06-30
Aeon Global Health Corp.
filed 2018-09-25
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

Registrant’s telephone number, including area code: 1-888-661-0225

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

          Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: (December 31, 2017) $3,117,229 for Aeon Global Health Corp.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 7,383,706 as of September 19, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

Part III of this report incorporates information by reference from the Company’s definitive proxy statement, which proxy statement is due to be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2018.

ii

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company’s future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include:

•

Changes in U.S., state, local and third-party payor regulations or policies or other future reforms in the health care system (or in the interpretation of current regulations), new insurance or payment systems, including state, regional or private insurance cooperatives (e.g., Health Insurance Exchanges), affecting governmental and third-party coverage or reimbursement for clinical laboratory testing;

•

Significant fines, penalties, costs and/or damage to the Company’s reputation arising from the failure to comply with U.S. and international privacy and security laws and regulations, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), Health Information Technology for Economic and Clinical Health Act, U.S. and state laws and regulations, and laws and regulations of the European Union and other countries;

•

Loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of, the law or regulations of the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988;

•

Penalties or loss of license arising from the failure to comply with the U.S. Occupational Safety and Health Administration requirements (“OSHA”) and the U.S. Needlestick Safety and Prevention Act, or similar laws and regulations of U.S., state, local or international agencies;

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

•	Failure to obtain and retain new customers or a reduction in tests ordered, specimens submitted, or services requested by existing customers;

•	Customers choosing to insource services that are or could be purchased from the Company;

•	Damage or disruption to the Company’s facilities;

•	Failure to identify, successfully close and effectively integrate and/or manage newly acquired businesses; and

•	Adverse results in litigation matters.

These and certain other factors are discussed in this Annual Report and from time-to-time in other company reports filed with the Securities and Exchange Commission (the “SEC”). The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Corporate Information

On January 27, 2016, Aeon Global Health Corp. (“AGHC” or the “Company”) (formerly, Authentidate Holding Corp. or “AHC”) completed its merger (the “AEON Acquisition”) with Peachstate Health Management, LLC d/b/a AEON Clinical Laboratories, a privately held Georgia limited liability company (“AEON”), pursuant to a definitive Amended and Restated Agreement and Plan of Merger dated January 26, 2016, as amended on May 31, 2016 and December 15, 2016, collectively referred to herein as the “Merger Agreement”. The merger certificate was filed with the Secretary of State of Georgia on January 27, 2016. AEON survived the AEON Acquisition as a wholly-owned subsidiary of the Company. The merger was accounted for as a reverse acquisition with AEON treated for accounting purposes as the acquirer. As such, the financial statements of AEON are treated as the historical financial statements of the Company. Effective as of the closing of the AEON Acquisition, AEON changed its fiscal year end from December 31 to June 30 to conform to AHC’s fiscal year. For the periods prior to the closing of the AEON Acquisition the disclosure below relates to the historical business and operations of AEON. Subsequently, effective January 31, 2018, the Company changed its corporate name to Aeon Global Health Corp. The AEON Acquisition requires certain Earn-out Payments (as defined and described below under the caption “Business – Certain Transactions — Earn-out Payments”) to be paid to the former members of AEON upon achievement of certain financial milestones. The Earn-out Payments must be paid in shares of the Company’s common stock.

Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise required, references to “AGHC,” “we,” “us,” “our,” the “Company” and similar references refer to AEON Global Health Corp. and its subsidiaries. References below to “AEON” refer to the clinical laboratory testing services provided through the Company’s AEON subsidiary.

Item 1.	Business.

The Company and its subsidiaries primarily provide an array of actionable clinical services to health care professionals through its wholly-owned AEON subsidiary. AEON’s services menu encompasses medical tests used for monitoring both therapeutic drugs as well as drugs of abuse, the ability of an individual to metabolize or potentially have an adverse reaction to a number of drugs and other compounds and the potential risk of an individual to develop certain cancers based on their genetic makeup, among others. The Company also continues to provide its legacy secure web-based revenue cycle management applications and telehealth products and services that enable health care clinical testing, organizations to increase revenues, improve productivity, reduce costs, coordinate care for patients, enhance related administrative and clinical workflows, and compliance with regulatory requirements. Web-based services are delivered as Software as a Service (SaaS) to customers interfacing seamlessly with billing, information and records management systems. Following the completion of the AEON Acquisition, the business conducted by AEON became primarily the business conducted by the Company.

Business Segments

The Company is operated as two segments: clinical testing services (legacy AEON’s services) and web-based software and related products and offerings (legacy AHC products). Clinical testing services include medical tests for monitoring both therapeutic drugs as well as drugs of abuse, the ability of an individual to metabolize or potentially have an adverse reaction to a number of drugs and other compounds and the potential risk of an individual to certain cancers based on their genetic makeup, among others. Web-based software and related products and offerings provide secure web-based revenue cycle management applications and telehealth products and services that enable health care organizations to increase revenues, improve productivity, reduce costs, coordinate care for patients and enhance related administrative and clinical workflows and compliance with regulatory requirements. Web-based services are delivered as Software as a Service (SaaS) to customers interfacing seamlessly with billing information and document management systems.

The AEON Business

AEON’s primary business focus is on production of actionable medical information for value-based medicine. This includes the testing of an individual’s urine or saliva for the presence of drugs or chemicals and the patient’s DNA profile.

AEON is an innovator in the genomic testing area with a comprehensive menu of genetic tests today (pharmacogenomics and cancer genetic testing) and a pipeline of additional genetic tests in development which it anticipates being able to bring to market over the coming year. AEON is investing to expand its genetic testing capabilities to address the rapidly increasing demand for personalized and value-based medical care that involves using an individual’s genetic profile to help guide decisions regarding the prevention, diagnosis, and treatment of disease. AEON strives to offer unique testing specifically designed for its increased focus on personalized medicine, with superior service levels. In this effort, AEON provides advanced testing in DNA pharmacogenomics, cancer genetics and molecular microbiology. Genomic testing is more complex than conventional toxicology testing and requires both a unique knowledge and significantly more sophisticated equipment resulting in higher pricing and less competition.

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

•

DNA Pharmacogenomics. DNA pharmacogenomics seeks to apply the field of genomics to improve the efficacy and safety of therapeutics. Pharmacogenomics is genetic-based testing to determine patient therapy. Pharmacogenomics testing provides a “personalized” comprehensive report based on an individual patient’s DNA profile that indicates metabolic rates for defined medications. This information helps guide physician’s medication selections including dosages, leading to targeted and personalized therapy to enable the efficient selection of medications and therapies while reducing side effects and the use of ineffective medication regimens. Such testing may be of substantial value to accountable care organizations and employer-based health plans as it may be able to help identify those individuals whose genetic makeup might impact how they react to certain medications.

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

•

Molecular Microbiology. Molecular microbiology identifies microorganisms including viruses, bacteria and parasites through amplified DNA or RNA detection versus traditional microbiology procedures which use culture to grow potential microorganisms. This technique is rapid and highly sensitive, eliminating the need for culturing. Results can be obtained for a variety of pathogens within hours instead of days, creating a powerful diagnostic tool for physicians. AEON’s women’s health infectious disease panel, for example, tests for the presence of more than 30 different organisms from a single swab obtained during a doctor’s visit.

AEON provides high quality, cost-effective genetic testing for hereditary cancer markers using cutting-edge nucleic acid extraction, next generation sequencing and bioinformatics technologies. Along with pharmacogenomics testing, AEON’s cancer genomic testing has expanded to address the rapidly growing demand. AEON’s next generation sequence testing, named the Cancer Detect Profile, provides information on a range of hereditary cancers that details the connection between a patient’s unique genetic makeup and their risk of developing certain prevalent cancers.

AEON’s diagnostic service provides reports on the patient’s unique genetic makeup, and their associated risks of developing certain types of common cancers, and includes significant data showing patient’s DNA profiles. AEON’s highly qualified scientists, along with certified genetic counselors are available for consultation and interpretation of AEON’s reports. These results help health care professionals, patients, and their families make future medical care decisions depending on the genomic mutations and associated cancers risks.

AEON’s multiple BRCA testing options include comprehensive sequencing and election/duplication analyses of BRCA1 and BRCA2 and numerous multigene panels. The BRCA gene test is a cheek swab test using DNA analysis to identify harmful mutations in either one of these two highly penetrant genes which increase the chance for cancer of the breast, ovaries and fallopian tubes.

AEON offers the analysis of 38 genes covering 18 different cancers as outlined below:

GENE(S)	ASSOCIATED CANCER(S) / TUMORS

APC	Colorectal, central nervous system, thyroid, liver, duodenal, pancreatic
ATM	Breast, pancreatic
NBN	Breast, prostrate, possibly ovarian
BRCA1, BRCA2	Breast, ovarian, prostrate, pancreatic, male breast
BRIP1, RAD51C, RAD51D	Breast, ovarian
BMPR1A, SMAD4	Stomach, colorectal, pancreatic
CDH1	Breast, colorectal, gastric
CDK4	Melanoma
CDKN2A	Melanoma, pancreatic
CHEK2	Breast, colorectal
FH	Kidney, leiomyomas
FLCN	Kidney
MAX	Pheochromocytoma
MET	Kidney
MLH1, MLH2, MSH6,	Ovarian, colorectal, uterine, stomach, small bowel, hepatobiliary, brain
PMS2, EPCAM	Pancreatic, sebaceous, urinary tract
MUTYH	Breast, colorectal
NF1	Optic glioma, gastrointestinal stromal tumor, paraganglioma/ pheochromocytoma, neurofibromas, breast, central nervous system
PALB2	Breast, pancreatic
PTEN	Breast, uterine, thyroid, colorectal, kidney
RET	Thyroid (medullary), pheochromocytoma
SDHAF2, SDHB, SDHC,	Kidney, paraganglioma/pheochromocytoma, gastrointestinal
SDHD	stromal tumor
TSC1, TSC2	Kidney, cardiac rhabdomyomas, central nervous system
STK11	Colorectal, small bowel, pancreatic, breast, ovarian
TMEM127	Paraganglioma/pheochromocytoma
TP53	Brain, leukemia, breast sarcoma, adrenocortical, gastrointestinal, Genitourinary
VHL	Kidney, pheochromocytoma, central nervous system

Scientific Capabilities

AEON believes that its success has been driven by its strong scientific team which has extensive experience. The more than 30 members of AEON’s scientific team are involved in the operations of its laboratory and are continually working on research and development activities to expand the scope of the tests offered. Eight members of AEON’s scientific team have advanced degrees including three with Doctoral degrees. AEON’s testing utilizes proprietary sample preparation methods to achieve the highest accuracy available.

Revenue and Sales and Marketing

AEON provides testing services to a broad range of health care providers and other customers. The primary client groups serviced by AEON include:

•	Physicians

•	Clinics

•	Medical Centers

•	Hospitals

•	Accountable Care Organizations (ACOs)

•	Rehabilitation Centers or Intensive Outpatient Care Centers

•	Employer Health Programs

AEON’s services are paid for through a mix of reimbursement from Medicare, Medicaid and private health insurance carriers, along with a direct paying clientele. Currently, the top 50 payors represent over 90% of AEON’s billings with over 55% of these billings representing in-network insurance charges verses an industry average of 43.2%. For the fiscal year ended June 30, 2018, one customer accounted for approximately 20% of AEON’s revenue.

The Company generated revenues of $16,301,144, and $20,198,771 for the years ended June 30, 2018 and 2017, respectively.

Billing for laboratory services is a complicated process involving many payors such as managed care organizations or managed care organizations (“MCOs”), Medicare, Medicaid, physicians and physician groups, hospitals, patients and employer groups, all of which have different billing requirements. Billing process arrangements with third-party administrators may further complicate the billing process and tests ordered by a physician may be billed to different payors, depending on the medical benefits of a particular patient.

The delivery of, and reimbursement for, health care continues to change, impacting all stakeholders, including the clinical laboratory business. Medicare, Medicaid and insurers have increased their efforts to control the cost, utilization and delivery of health care services. Measures to regulate health care delivery in general and clinical laboratories in particular have resulted in reduced prices, added costs and decreased utilization for the clinical laboratory industry by increasing complexity and adding new regulatory and administrative requirements. The Company expects that pressure to reduce government reimbursement will continue.

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

AEON markets its services across a wide spectrum of physician specialties, physician organizations, behavioral and mental health rehabilitation groups, third-party administrators (“TPAs”), pharmacy benefit manager (“PBMs”), small—medium—large health care systems accountable care organizations (“ACOs”), employer health programs and hospitals utilizing multiple channels including direct marketing, independent agents and distributors.

AEON’s three principal marketing channels include:

•	Direct Marketing – AEON employees call direct on accounts ranging from large, national payors to individual physicians.

•	Independent Agents – AEON has relationships with independent agents who are directly calling on doctors and selling AEON’s multiple products and services.

•	Distributors – AEON has also teamed with sellers of other medical-related products who offer AEON’s testing services along with their own offerings.

AEON’s early marketing strategy involved directing salespeople or independent agents into the field to call on individual/independent doctors and leveraging independent agents who were already calling on doctors with a variety of other products and services. AEON’s marketing strategy was based upon personally developing the agent network marketing AEON’s service-oriented approach. An early differentiator was (and continues to be) AEON’s willingness to work with the medical provider’s electronic medical records (EMR) systems, thus creating “stickier” customers with a higher retention and a disincentive for customers to switch testing companies once AEON had interfaced with their EMR system. To date, AEON has provided connectivity with numerous EMR vendors.

AEON is currently refining its marketing strategy to place an increasing emphasis on reaching out to new revenue streams including large national payors and management companies, ACOs, hospital systems, treatment centers, specialized physician practices, employer health programs and developing relationships with other clinical labs. A principal area of focus in this strategy is to develop relationships focusing on generating higher test volumes and our percentage of collections. AEON has made significant staff additions to its direct marketing team to assist with the targeting of these segments. As AEON focuses on direct calling to larger accounts, it will also be looking to reduce its dependence on independent agents, giving AEON better control and a lower cost per test. However, the sheer volume of independent agent-driven testing will keep this channel as a significant revenue contributor for the near term.

Industry Background and Competition

The clinical laboratory business is intensely competitive. AEON competes with laboratories owned by hospitals, many larger and smaller independent laboratories, as well as physician office laboratories. The clinical laboratory industry consists primarily of three types of providers: hospital-based laboratories, physician-office laboratories and independent clinical and anatomical pathology laboratories. AEON believes that in 2017, the U.S. clinical laboratory testing industry generated revenue of approximately $59.6 billion, based on industry data. Over 2013 to 2023, the Company believes that industry revenue will grow approximately 16% (2.7% per year) to approximately $69.0 billion. Results of clinical laboratory tests drive 70% of all treatment decisions. Demand for lab services is expected to continue to grow due to factors including the movement towards preventative care, the aging population, higher illicit drug use and the increasing trend towards personalized and value-based medicine. Management believes that large health care organizations including payors, providers and administrative service providers will drive increasing testing volumes as they strive to guide the treatment of patients, ensure safe use of prescriptions and help doctors provide the highest level of care.

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

•

Reviews - AEON reviews every test result multiple times for complete confidence. Testing outcomes are reviewed by two professionals (with degrees in biology, chemistry or related sciences), then the final report undergoes a third review by a senior scientist before being released. This human touch provides oversight that cannot be achieved by fully-automated reporting processes.

•

Reports - Testing reports are comprehensive and easy-to-understand. In each testing protocol, the outcomes are produced in formats that a physician can quickly grasp, and then delivered via secured portal, fax or electronic medical record (“EMR”).

•

Assistance - AEON provides professional assistance in the interpretation of results. Trained scientists and/or genetic counselors are on-hand to help the physician understand the results and integrate them into a patient’s overall treatment plan.

•

Retention - AEON has performed validation studies to allow it to retain tested specimens internally for four months to allow for re-testing if required. This retention policy helps to provide an additional level of confidence to referring physicians.

•

Compliance - AEON employs full-time staff focused on compliance and regulation. By having all employees adhere strictly to AEON’s compliance program, the Company believes it is in compliance with all requirements through training, education and AEON’s Medical Testing Marketing Platform (“MTMP”), employees are held to the highest regulatory and ethical standards while retaining a focus on customer satisfaction.

•	Training - Training is provided regularly to AEON customers by integrating medical testing into the protocols of a customer’s practice and ensuring proper testing is always followed.

•	Collaboration - AEON employees are hands-on partners with their customers, providing proactive support, patient education and long-term integration of medical testing within the practice or clinic.

Diagnostic and medical laboratories are an integral part of a patients’ medical evaluation and treatment and provides health care practitioners with information concerning the onset, severity and cause of their patients’ ailments and illnesses. The toxicology laboratories industry is in the growth stage of its life cycle, which is characterized by stronger growth than that of the overall economy due to rapidly changing technologies and increasing market acceptance of the industry’s services. Demand for industry services is expected to grow due to a number of factors including the movement towards preventative care, the aging population, higher illicit drug use and the increasing trend towards personalized and value-based medicine.

Toxicology laboratories test an individual’s blood, urine or saliva for the presence of drugs or chemicals. Customers include hospitals, physicians and other health care providers, commercial clients and law enforcement who use the test results to assist in the detection of medication and other substances in the patient’s system. Health care providers use this information to guide the treatment of patients and ensure safe use of prescriptions to help doctors provide the highest level of care. Employers use the information to screen potential employees or for on-going testing of personnel for their possible use of illicit drugs. Typically, industry operators examine immunoassay, gas chromatography or liquid chromatography/mass spectrometry (“LC/MS”) to detect broad-based drug groups such as opiates, benzodiazepines or barbiturates.

Higher illicit drug use is the primary driver of an employer’s demand for toxicology tests. According to recent industry data, approximately 56% of businesses in the United States require employees to take drug tests. Based on the Substance Abuse and Mental Health Services Administration’s (“SAMHSA”) 2016 National Survey on Drug Use and Health, the Company estimates that 27.8 million Americans aged 12 and older had recently used illicit drugs, up from 24.6 million in 2013.

The high incidence of illicit drug and substance abuse in the United States has driven the demand for toxicology tests for employers and law enforcement, among others. Technological advances in toxicology testing have become increasingly available, accurate and cost-effective, enabling industry operators to test for more substances with higher accuracy. As a result of the Patient Protection and Affordable Care Act (the “Affordable Care Act” or “ACA”), the number of people with health insurance is increasing, encouraging visits to the physician and bolstering demand for toxicology labs to test for abnormalities or substances.

Pharmacogenomics seeks to apply the field of genomics to improve the efficacy and safety of therapeutics. Simply put, pharmacogenomics is genetic-based testing designed to determine a patient’s particular therapy. Pharmacogenomics testing services give doctors and health care provider’s insight into the genetic makeup of each of their patients and how their bodies metabolize and respond to different medications. The information in comprehensive pharmacogenomics testing reports give doctors the ability to prescribe medications and treatments based upon an individual’s specific genetic makeup.

Due to genetic variations, many patients experience adverse drug reactions (“ADRs”) from drugs that may be relatively safe for others. ADRs are a significant cause of mortality and morbidity, which contribute to increased economic and human costs. In a Harvard University study published in 2014, the authors estimated that prescription drugs resulted in approximately 2,700,000 serious ADRs and that 128,000 patients had fatal ADRs, making ADRs the fourth highest cause of death. In addition, the authors estimated that 200,000 Europeans also died from ADRs. Moreover, a Brazilian study published in 2018 showed that the incidence of ADRs increased by 10% for each additional drug prescribed to a given patient. The Centers for Disease Control and Prevention (“CDC”) estimates that ADRs are estimated to result in $3.5 billion in excess medical costs each year.

AEON competes in a market that is highly fragmented and features many small toxicology laboratories that primarily cater to regional demand, such as the local law enforcement sector. However, large-scale companies have entered the market and have provided toxicology testing services to select markets (e.g. employers that have a multitude of establishments) throughout the United States. Over the past five years, market share concentration has increased as a result of stronger merger and acquisition activity. Key industry competitors include, Aegis Sciences, Dominion Diagnostics, Laboratory Corporation of America, Millennium Health and Quest Diagnostics. Laboratory Corporation of America Holdings and Quest Diagnostics, Inc. make up approximately 37% of this industry revenue.  AEON believes that ongoing consolidation in the clinical laboratory testing business will continue. In addition, AEON believes that it and the other large independent clinical laboratory testing companies will be able to increase their share of the overall clinical laboratory testing market due to numerous factors, including cost efficiencies afforded by large-scale automated testing, reimbursement reductions and managed health care entities that require cost efficient testing services and large service networks. In addition, legal restrictions on physician referrals and their ownership of laboratories, as well as increased regulation of laboratories, are expected to contribute to the continuing consolidation of the industry.

The AHC Business

The Company’s legacy AHC business provides secure web-based revenue cycle management applications and telehealth products and services that are designed to enable health care organizations to increase revenues, improve productivity, reduce costs, coordinate care for patients and enhance related administrative and clinical workflows and compliance with regulatory requirements. Web-based services are delivered as Software as a Service (SaaS) to its customers interfacing seamlessly with billing, information and document management systems. These solutions incorporate multiple features and security technologies such as business-rules based electronic forms, intelligent routing, transaction management, electronic signatures, identity credentialing, content authentication, automated audit trails and remote patient management capabilities. Web, fax-based and EMR communications are integrated into automated, secure and trusted workflow solutions.

The AHC’s Inscrybe® Healthcare is a secure web-based revenue cycle management workflow automation solution that enables health care industry participants to securely exchange and track a variety of documents, certificates, and other information over different modes of communication, including electronic delivery. Inscrybe Healthcare incorporates electronic signatures, business-rules based electronic forms, content authentication, workflow intelligence for routing and transaction management, and identity credentialing and verification. The Company intends to continue its efforts to market these web-based services and related products in its target markets.

Sales, Marketing and Suppliers

The Company’s web-based services and telehealth products and services are sold through direct sales efforts, reseller arrangements and group purchasing organizations (“GPOs”). Resellers and GPOs typically receive a commission based on a percentage of the value of customer agreements executed through their efforts. In cases where our contracts have a term exceeding one year, we generally defer service revenue derived from these contracts and recognize it over the life of the contract. The Company has also retained professional consultants to support its marketing and sales efforts by providing it with expertise in specific markets. The markets for health care devices and solutions include integrated delivery networks, physician groups and networks, managed and accountable care organizations, hospitals, medical centers, home health agencies, pharmacies, government entities and public health organizations. The Company has historically contracted with third parties for the provision of hosting services to support its web-based services. The Company believes there are sufficient alternative suppliers of these services. The Company augments its own staff from time-to-time by using third-party consultants and its software and services incorporate products and services which it licenses from unaffiliated third parties. The Company has utilized the services of a contract manufacturer to assemble telehealth devices and several suppliers for its tablets, peripherals and various component parts and services. The Company believes that adequate alternative suppliers of these products and services exist on commercially reasonable terms to mitigate any adverse impacts caused by the termination of any of its existing relationships.

Competition

The Company competes in markets for its web-based services and its telehealth products and services that are highly competitive and rapidly changing. The Company believes that the principal competitive factors affecting the market for the telehealth and web-based services and solutions include features such as ease of use, quality/reliability of our offerings, scalability, features and functionality, customer service and support and price. Competitors to the legacy telehealth services and solutions offer products, web-based processing of medical forms, signature solutions and patient monitoring products and services that compete with those we have offered. Most of these competitors are substantially larger or have more experience and market share than we do in their respective markets. In addition, companies which we do not presently directly compete with may become competitors in the future through their product development of secure online services and telehealth services and such companies may have greater financial, technological, and marketing resources than we do. Therefore, these competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards and customer requirements. Many of these competitors also have broader and more established distribution channels that may be used to deliver competing products or services directly to customers through bundling or other means. Due to the foregoing and other factors, we may not be able to compete effectively with current or future competitors, and competitive pressures that we face could materially harm our business.

Intellectual Property, Patents and Trademarks

AEON has registered the trademarks “AEON Global Health”, “AEON Clinical Laboratories”, “Trust....But Verify”, “Tox Advantage”, “CGX Advantage” and “Prescribe with Confidence” in the United States in connection with its laboratory testing business.

In connection with the web-based services and telehealth business, AHC has one issued U.S. patent and one pending patent application. The Company has registered the trademarks “Authentidate”, “Inscrybe”, “InscrybeMD”, “AuthentiProof” and “Inscrybe Office” in the U.S., the trademark “Authentidate” in the European Community and Canada, “AuthentiProof” in Canada, Mexico and the European Community, “Inscrybe” in the European Community and Canada “Inscrybe Office,” and a number of other trademarks as Madrid Protocol international registration

The Company has also been granted a license to one issued U.S. patent by Authentidate International AG, two issued U.S. patents by its former joint venture partner and its affiliate and one issued U.S. patent by a third party.  The Company's right to utilize any such intellectual property is subject to the terms of this agreement.  There can be no assurance that the intellectual property to the Company will be effective to protect its products and services from duplication by other manufacturers or developers or to prevent competitors from offering similar products and services.

Other companies operating in similar markets may independently develop substantially equivalent proprietary information or otherwise obtain access to the Company’s knowledge and expertise. There can be no assurance that the Company will be able to afford the expense of any litigation which may be necessary to enforce or defend the rights under any patent. Although the Company believes that the products or services offered do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has occurred or may occur. If any of the services or products offered is deemed to infringe upon the patents or proprietary rights of others, the Company could be required to modify its offerings or obtain a license for the use and/or sale of such products and services. There can be no assurance that, in such an event, the Company would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon its business. If the Company’s current or proposed offerings are deemed to infringe upon the patents or proprietary rights of others, it could, under certain circumstances, become liable for damages or subject to an injunction, which could also have a material adverse effect. It is the Company’s policy to investigate allegations of third-party intellectual property rights to the extent that they are brought to the Company’s attention or to the extent that the Company becomes independently aware of such third-party intellectual property rights to ensure that current and proposed products and services do not infringe on any such rights. The Company cannot provide any assurances that its products or services do not infringe upon any other patents, including the patents that the Company has investigated.

Quality Assurance

AEON maintains a well-structured and vigorous quality assurance program to provide accurate and precise clinical information to physicians. AEON holds the required federal and state licenses necessary for the operation of a clinical laboratory at its facilities and must submit to vigorous proficiency tests (or surveys) for all tests that it performs. AEON is also subject to unannounced inspections from the various state and federal licensing agencies.

The Company has a Quality Assurance Committee (the “Committee”), headed by a Quality Assurance Coordinator and composed of supervisors from all of the Company’s departments. The Committee meets monthly to assess and evaluate laboratory quality. Based on the information received from the Committee, recommendations are made to correct conditions that have led to errors. Management, department supervisors and members of the Committee continually monitor laboratory quality. Depending on the test, two or three levels of quality control materials are run in each analytical assay to enhance precision and accuracy. Patient population statistics are evaluated each day. Testing of highly abnormal samples is repeated to maximize accuracy. The Company participates in numerous externally-administered quality surveillance programs, including the College of American Pathology (“CAP”) program.

The Company believes that these procedures are necessary, not only in maintaining federal and state licensing, but also in assuring a quality product. The Company believes that high standards of quality are an important factor in differentiating it from the competition.

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

Privacy and Security Regulations

            The Company is required to comply with laws and regulations in the United States (at the federal and state levels), and jurisdictions outside the United States in which it conducts business, including the European Union, regarding protecting the security and privacy of certain health care are and personal information. These privacy and security laws include the federal Health Insurance Portability and Accountability Act, as amended, and the regulations thereunder (collectively, “HIPAA”). The HIPAA security regulations establish requirements for safeguarding protected health information. The HIPAA privacy regulations establish comprehensive federal standards regarding the uses and disclosures of protected patient health information. It also sets forth certain rights that an individual has with respect to his or her protected health information (“PHI”) maintained by a covered entity, such as the right to access or amend certain records or to request restrictions on the use or disclosure of PHI. The privacy regulations require covered entities to contractually bind third parties, known as business associates, if they perform an activity or service for or on behalf of the covered entity that involves access to PHI.

HIPAA regulations encompass how certain health care information, including claims and remittance advice, is transmitted through the Transactions and Code Sets Rule. The Company believes that it is in compliance in all material respects with the current Transactions and Code Sets Rule. However, the failure of the Company, third-party payors or physicians to apply the new code set could have had an adverse impact on reimbursement, days sales outstanding and cash collections. The U.S. Health Information Technology for Economic and Clinical Health Act (“HITECH”) strengthens and expands the HIPAA privacy and security rules and their restrictions on use and disclosure of PHI. HITECH includes, but is not limited to, prohibitions on exchanging PHI for remuneration and additional restrictions on the use of PHI for marketing. HITECH also changed a business associate’s obligations by imposing privacy and security requirements directly on business associates that were previously only directly applicable to covered entities. Moreover, HITECH requires covered entities to provide notice to individuals, the U.S. Department of Health and Human Services (“HHS”), and, as applicable, the media when unsecured PHI is breached, as that term is defined by HITECH. Business associates are similarly required to notify covered entities of a breach.

As well as the HIPAA regulations described above, there are other national, state and foreign laws regarding the confidentiality and security of medical information, some of which apply to clinical laboratories. These laws vary widely but they most commonly regulate or restrict the collection, use and disclosure of medical and financial information and other personal information. In some cases, state laws are more restrictive and are not preempted by HIPAA. Penalties for violation of these laws may include sanctions against a laboratory’s licensure, as well as civil and/or criminal penalties. Violations of the HIPAA provisions could result in civil and/or criminal penalties, including significant fines and up to 10 years in prison. HITECH also significantly strengthened HIPAA enforcement by increasing the civil penalty amounts that may be imposed, requiring HHS to conduct periodic audits to confirm compliance and authorizing state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of the HIPAA privacy and security regulations that affect the privacy of state residents. Together, these laws and regulations establish a complex regulatory framework, and may require a health care provider to notify individuals or the government if the provider discovers certain breaches of personal information or protected health information. The Company maintains policies and practices in place, designed to meet all applicable requirements.

Laws Governing Laboratory Testing Businesses

All U.S. laboratories that perform drug testing for certain public-sector employees and employees of certain federally regulated businesses are required to be certified as meeting the detailed performance and quality standards of the Substance Abuse and Mental Health Services Administration. To obtain access to controlled substances used to perform drugs-of-abuse testing in the United States, laboratories must be licensed by the Drug Enforcement Administration. AEON’s laboratories, which perform the type of testing described in this paragraph are certified and licensed as required.

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

Standards for testing under CLIA is based on the complexity of the tests performed by the laboratory, with tests classified as “high complexity,” “moderate complexity,” or “waived.” Laboratories performing high complexity testing are required to meet more stringent requirements than moderate complexity laboratories. Laboratories performing only waived tests, which are tests determined by the Food and Drug Administration to have a low potential for error and requiring little oversight, may apply for a certificate of waiver exempting them from most of the requirements of CLIA. The sanctions for failure to comply with CLIA requirements include suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business; cancellation or suspension of the laboratory’s approval to receive Medicare and/or Medicaid reimbursement, as well as significant fines and/or criminal penalties. The loss or suspension of a CLIA certification, imposition of a fine, or other penalties, or future changes in the CLIA law or regulations (or interpretation of the law or regulations) could have a material adverse effect on AEON.

AEON is also subject to state and local laboratory regulation. CLIA provides that a state may adopt laboratory regulations different from, or more stringent than those under federal law, and numerous states have implemented their own laboratory regulatory requirements. State laws may require that laboratory personnel meet certain qualifications, specify certain quality controls, or require maintenance of certain records.

Fraud and Abuse Laws

Existing federal laws governing federal health care programs, including Medicare and Medicaid, as well as similar state laws, impose a variety of broadly described fraud and abuse prohibitions on health care providers, including clinical laboratories. These laws are interpreted liberally, and enforced aggressively by multiple government agencies, including the U.S. Department of Justice, Health and Human Services Office of Inspector General (“OIG”), and various state agencies. Historically, the clinical laboratory industry has been the focus of major governmental enforcement initiatives. The federal government’s enforcement efforts have been increasing over the past decade, in part due to the enactment of HIPAA, which included several provisions related to fraud and abuse enforcement, including the establishment of a program to coordinate and fund federal, state and local law enforcement efforts. The Deficit Reduction Act of 2005 also included new requirements directed at Medicaid fraud, including increased spending on enforcement and financial incentives for states to adopt false claims act provisions similar to the federal False Claims Act. Recent amendments to the False Claims Act, as well as other enhancements to the federal fraud and abuse laws enacted as part of the ACA, are widely expected to further increase fraud and abuse enforcement efforts. For example, the ACA established an obligation to report and refund overpayments from Medicare within 60 days of identification; failure to comply with this new requirement can give rise to additional liability under the False Claims Act and Civil Monetary Penalties statute. On February 16, 2012, CMS issued a proposed rule to establish regulations addressing the reporting and returning of overpayments. Although the rule has not been finalized, cases have started to emerge with potential False Claims Act liability for retaining an overpayment beyond the 60-day deadline and the necessity to act quickly once an overpayment has been identified.

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

Under another federal statute, known as the “Stark Law” or “self-referral” prohibition, physicians who have a financial or a compensation relationship with a clinical laboratory may not, unless an exception applies, refer Medicare patients for testing to the laboratory, regardless of the intent of the parties. Similarly, laboratories may not bill Medicare for services furnished pursuant to a prohibited self-referral. There are several Stark Law exceptions that are relevant to arrangements involving clinical laboratories, including: 1) fair market value compensation for the provision of items or services; 2) payments by physicians to a laboratory for clinical laboratory services; 3) an exception for certain ancillary services (including laboratory services) provided within the referring physician’s own office, if certain criteria are satisfied; 4) physician investment in a company whose stock is traded on a public exchange and; 5) certain space and equipment rental arrangements that are set at a fair market value rate and satisfy other requirements. The requirements of a Stark Law exception must be met for the exception to apply. Many states have their own self-referral laws, which in some cases apply to all patient referrals, not just Medicare.

There are a variety of other types of federal and state fraud and abuse laws, including laws prohibiting submission of false or fraudulent claims. The Company takes all laws and regulations applicable to its industry very seriously and conducts its business in compliance with all applicable federal and state fraud and abuse laws. The Company is unable to predict how these laws will be applied in the future, and as such, the Company gives no assurances that its arrangements will not be subject to scrutiny under such laws. Sanctions for violations of these laws may include exclusion from participation in Medicare, Medicaid and other federal or state health care programs, significant criminal and civil fines and penalties, and loss of licensure. Any exclusion from participation in a federal health care program, or any loss of licensure, arising from any action by any federal or state regulatory or enforcement authority, would likely have a material adverse effect on the Company’s business. Any significant criminal or civil penalty resulting from such proceedings could also have a material adverse effect on the Company’s business.

Reimbursement Laws

Medicare reimbursements currently account for 19.6% of industry revenue and is expected to increase. Medicare beneficiaries’ access to laboratory testing will be integral to the industry’s growth over the next five years. In April 2014, the Protecting Access to Medicare Act of 2014 was enacted into law, which will significantly affect the Clinical Laboratory Fee Schedule (“CLFS”). Most diagnostic services are assigned a code under the Current Procedural Terminology (“CPT”) coding system created by the American Medical Association in 1966. Typically, the CPT code is a five-digit number assigned to an item or service with genetic tests billed using CPT laboratory and pathology codes. In 1984, Congress authorized the creation of the Medicare CLFS for clinical laboratory services. The CLFS represents many fee schedules, as each carrier is required to establish its own schedule. Payments allowable under the CLFS were to be adjusted annually based on the Consumer Price Index, an index that grew at a rate below the rate of inflation for medical goods and services. One year later, Congress established a National Limitation Amount (“NLA”) to establish a cap on fees for laboratory services. Following establishment of the NLA, the maximum allowable charge for laboratory services covered by Medicare was the lesser of the provider’s charge for the service, the applicable carrier’s fee schedule amount, or the NLA. Starting in 2017, Medicare payments for clinical diagnostic laboratory tests were determined by a market-based payment system, effectively basing Medicare payments on the weighted median of private payors’ payment rates for each test. Overall, the Congressional Budget Office (“CBO”) projects that these reforms to the CLFS will cut Medicare spending by $1.0 billion between 2014 and 2019 and an additional $2.5 billion from 2020 to 2024. Overall, this legislation will require laboratories to report variations in payment rates, such as varying payments across payors, thus likely translating to fewer discrepancies in payments. Diagnostic and medical laboratories will likely contend with increasingly competitive reimbursement rates. Laboratories can be fined up to $10,000 per day for failing to report or misrepresenting laboratory payments.

The Company’s telehealth products are used for medical purposes generally covered by government or private health plans. In general, a third-party payor only covers a medical product or procedure when the plan administrator is satisfied that the product or procedure improves health outcomes, including quality of life or functional ability, in a safe and cost-effective manner. Even if a device has received clearance or approval for marketing by the FDA, there is no assurance that third-party payors will cover the cost of the device and related procedures. In many instances, third-party payors use price schedules that do not vary to reflect the cost of the products and equipment used in performing those procedures. In other instances, payment or reimbursement is separately available for the products and equipment used, in addition to payment or reimbursement for the procedure itself. Even if coverage is available, third-party payors may place restrictions on the circumstances where they provide coverage or may offer reimbursement that is not sufficient to cover the cost of the Company’s products. Third-party payors who cover the cost of medical products or equipment who allow a general charge for the procedure, often maintain lists of exclusive suppliers or approved lists of products deemed to be cost-effective. Authorization from those third-party payors is required prior to using products that are not on these lists as a condition of reimbursement. If the Company’s products are not on the approved lists, health care providers must determine if the additional cost and effort required for prior authorization, and the uncertainty of actually obtaining coverage, is justified by any perceived clinical benefits from using these products. If hospitals and physicians cannot obtain adequate reimbursement for the Company’s products or the procedures utilized, the Company’s business, financial condition, results of operations, and cash flows could suffer a material adverse impact.

The Medicaid program is a joint state-federal medical assistance program established and governed by Title XIX of the Social Security Act. The program provides assistance to more than 50 million Americans, approximately half of whom are children. The federal government has established broad guidelines for the program. States are free to administer their programs and to establish their own eligibility standards, type and scope of services, and payment rates. States must provide Medicaid benefits to certain individuals who are deemed “categorically needy;” most of which are indigent women and children, and people receiving Social Security disability benefits. States may also provide benefits to individuals who are not “categorically needy” but who are deemed to be in need of assistance. Children who do not qualify for benefits under Medicaid may be eligible to participate in the State Children’s Health Insurance Program (“SCHIP”) under Title XIX of the Social Security Act. Medicaid programs also are substantial payors for care provided in skilled nursing facilities. Given this mix of beneficiaries, Medicaid programs are important payors for items and services that are needed by women, children and nursing home residents.

Under the Medicaid program states are required to cover inpatient and outpatient hospital services, physician services, childhood vaccines, and certain laboratory and imaging services. Each state has its own drug testing laws, which limits the extent to which large-scale toxicology laboratories can enter the market.

The Early and Periodic Screening, Diagnostic and Treatment (“EPSDT”) benefit provides comprehensive and preventive health care services for children under the age of 21 who are enrolled in Medicaid. States are required to provide comprehensive services and furnish all Medicaid coverable, appropriate, and medically necessary services, including laboratory testing, needed to correct and ameliorate health conditions. States are required to provide any additional health care services that are coverable under the Federal Medicaid program and found to be medically necessary to treat, correct or reduce illnesses and conditions discovered regardless of whether the service is covered in a state’s Medicaid plan. It is the responsibility of states to determine medical necessity on a case-by-case basis. Private payors are likely to consider the following in making coverage decisions regarding genetic tests: current signs and symptoms of the disease the test is intended to diagnose or rule out; personal or family history or risk factors for the disease; whether the test is considered to be investigational or experimental; the site at which the test will be performed; and whether the test will influence management or treatment of the disease.

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

Many private payors have adopted the use of CPT codes and a laboratory fee schedule, making their processes similar to what Medicare employs. Some payors adopt the Medicare approach on an almost wholesale basis, agreeing to pay providers an agreed upon percentage of the Medicare Fee Schedule.”

The Toxicology Laboratories industry is subject to a heavy level of federal, state and local regulation. The Centers for Medicare and Medicaid Services (“CMS”) regulates all laboratory testing (except research) performed on humans in the United States through the CLIA, which extends federal oversight to virtually all clinical laboratories by requiring that they be certified by the federal government or federally approved accreditation agency. CLIA approved clinical laboratories must meet quantifiable quality assurance, quality control and personnel standards. Labs must also undergo proficiency testing by the College of American Pathologists and are subject to inspections. All clinical laboratories must be properly certified to receive Medicare or Medicaid payments. Drug testing for public-sector employees, a staple of the Toxicology Laboratories industry, is regulated by the Substance Abuse and Mental Health Services Administration, which has established detailed performance and quality standards that laboratories must meet in order to be approved to perform drug testing on employees of federal government contractors and certain other entities.

Management believes that the regulatory landscape, particularly reimbursement rates set by the laboratory fee schedule, will likely become more stringent over the next five years. Medicare’s fee schedule is now expected to be determined by private payor rates, with more favorable reimbursements for single-source proprietary tests. This recent change is anticipated to lower the incidence of pain physicians demanding a multitude of high-tech tests for detecting whether or not Medicare beneficiaries use specific drugs. As a result, there will likely be rising demand for proprietary toxicology tests that test for numerous drugs simultaneously.

Health Care Reform

In March 2010, the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act of 2010 were signed into law. Together, the two made fundamental changes to the U.S. health care system. These laws included a large number of provisions that significantly altered the health care industry to address fraud and abuse, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste.

While the laboratory industry agreed to a five-year annual rate reduction of 1.75% to the Medicare clinical lab fee schedule under health care reform, the long-term positives are expected to outweigh this reduction. Health care coverage has been mandated since 2010, which has stimulated laboratory testing. The PPACA’s inclusion of laboratory services as part of the basic coverage for those currently uninsured will increase the number of patients with access to industry services. Under the PPACA, Medicare will cover the entire cost of preventive services, such as screening tests. All private health plans must also provide coverage for preventive services. As administrative rules implementing health care reform under the legislation are not yet finalized, have been modified, or have become subject to further administrative action, the impact of the health care reform legislation on the Company is unknown, and there can be no assurances that health care reform legislation will not adversely impact either the operational results or the manner in which the Company operates the business. Health care industry participants may respond by reducing their investments or postponing investment decisions, including investments in our solutions and services.

Various health care reform proposals have also emerged at the state level. The Company cannot predict the exact effect of newly enacted laws or any future legislation or regulation will have on us. However, the implementation of new legislation and regulation may lower reimbursements for the Company’s products, reduce medical procedure volumes and adversely affect the business, possibly materially.

Regulation of Medical Devices

Government authorities in the United States at the federal, state and local levels and foreign countries extensively regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution, sampling, marketing, and import and exporting of medical devices. Various federal, state, local and foreign statutes and regulations also govern testing, manufacturing, safety, labeling, storage, distribution and record-keeping related to such products and their marketing. The process of obtaining these approvals and clearances, and the subsequent process of maintaining substantial compliance with appropriate federal, state, local, and foreign statutes and regulations can require substantial time and financial resources. Statutes, rules, regulations and policies may change, and new legislation or regulations may be issued that could delay such approvals.

Under the Federal Food Drug and Cosmetic Act, medical devices are classified into one of three classes labeled: I, II or III. The classification of a device into one of these three classes generally depends on the degree of risk associated with the medical device and the extent of control needed to ensure safety and effectiveness. Class I and II devices must be able to demonstrate safety and efficacy by adhering to a set of general controls, including compliance with the applicable portions of the FDA’s Quality System Regulation, which sets forth good manufacturing practice requirements: facility registration, device listing and product reporting of adverse medical events, truthful and non-misleading labeling, and promotion of the device only for its cleared or approved intended uses. Class II devices are also subject to these general controls and any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Review and clearance by the FDA for these devices is typically accomplished through the 510(k)pre-market notification procedure. When 510(k) clearances are sought, a sponsor must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a legally marketed Class II device (for example, a device previously cleared through the 510(k)pre-market notification process). If the FDA agrees that the proposed device is substantially equivalent to the predicate device, then 510(k) clearances to market will be granted. After a device receives 510(k) clearances, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearances or could require pre-market approval, or PMA. The FDA has categorized the AHC telehealth product as a Class II device.

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

Health and Environmental Laws

AEON’s testing business is subject to laws and regulations related to the protection of the environment, the health and safety of employees and the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials. For example, OSHA has established extensive requirements relating specifically to workplace safety for health care employers in the U.S. This includes requirements to develop and implement multi-faceted programs to protect workers from exposure to blood-borne pathogens, including preventing or minimizing any exposure through needlestick injuries. For purposes of transportation, some biological materials and laboratory supplies are classified as hazardous materials and are subject to regulation by one or more of the following agencies: the U.S. Department of Transportation, the U.S. Public Health Service, the U.S. Postal Service and the International Air Transport Association. AEON generally uses third-party vendors to dispose of regulated medical waste, hazardous waste and radioactive materials, and contractually requires them to comply with applicable laws and regulations.

Employees

At June 30, 2018, the Company had approximately 66 full-time employees, 22 independent contractors, and 20 independent sales representatives or distribution groups. The Company has no collective bargaining agreements with unions covering its employees, and it believes that its overall relations with its employees are good.

Certain Transactions

Earn-out Payments

In accordance with the Merger Agreement, the members of AEON prior to the effective time of the AEON Acquisition became holders of shares of AHC common stock, issuable in tranches as described in below. Additionally, the AEON Acquisition requires certain Earn-out Payments (as defined and described below) to be paid to the former members of AEON upon achievement of certain financial milestones. The Earn-out Payments must be paid in shares of the Company’s common stock. While the Earn-out Payments were initially set forth in the Merger Agreement, in July 2018, the Company, AEON and the former members of AEON (the “Former Members”), entered into a Settlement and Restructuring Agreement (the “Settlement Agreement”) , which among other things, resolved certain disagreements among themselves relating to the interpretation of certain provisions of the Merger Agreement, including a number of elements of the Earn-out Payments. A detailed summary of the Settlement Agreement follows below.

With respect to the determination of the Earn-out payments, pursuant to the terms of the Merger Agreement and the relevant provisions of the Settlement Agreement, the following terms apply:

•	Following the AEON Acquisition, AEON is operated as a separate entity.

•

The former members of AEON prior to the effective time of the AEON Acquisition became holders of shares of the Company’s common stock issuable in tranches as follows (the payments referred to in (b), (c), (d) and (e) below are hereinafter be referred to as the “Earn-out Payments”):

(a)

At the closing of the AEON Acquisition, the membership interests of AEON were converted into the right to receive such number of validly issued, fully paid and non-assessable shares of the Company’s common stock as is equal to 19.9% of the issued and outstanding shares of the Company’s common stock (rounded to the nearest whole share) as of the close of business on the business day immediately prior to the closing date of the AEON Acquisition (958,030 total shares of the Company’s common stock).

(b)

In December 2016, the Company issued to the former AEON members 240,711 shares of common stock, representing 5% of the issued and outstanding shares of the Company’s common stock as of the close of business on the business day immediately prior to the closing date of the AEON Acquisition, following the approval of its shareholders of the Earn-out Payments.

(c)

In December 2016, the Company issued to the former AEON members 1,155,415 shares of common stock, representing 24% of the issued and outstanding shares of the Company’s common stock as of the close of business on the business day immediately prior to the closing date of the AEON Acquisition, due to the determination that AEON achieved at least $16,000,000 in earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the calendar year ending December 31, 2015.

(d)

Under the Settlement Agreement, in the event AEON achieves EBITDA (as adjusted in accordance with the Merger Agreement) of at least $21,483,749, in the aggregate, for the three calendar years ending December 31, 2018, (the “2018 Target”) then, on October 1, 2019,  subject to the completion of the audited financial statements of AEON for the calendar year ending December 31, 2018, the Company will issue the Former Members a fixed amount of 3,000,000 shares of the Company’s common stock (instead of such number of additional shares such that the total number of shares of the Company’s common stock issuable to the Former Members shall equal 85% of the issued and outstanding the Company’s common stock on a post-issuance and fully diluted (as was defined in the Merger Agreement) basis). However, if the 2018 Target is not achieved, but AEON achieves EBITDA for the three calendar years ending December 31, 2018 of at least 75% of the 2018 Target, then on October 1, 2019,  subject to the completion of the audited financial statements of AEON for the calendar year ending December 31, 2018, the Company shall issue the Former Members a fixed amount of 2,250,000 shares of the Company’s common stock.

(e)

The Settlement Agreement likewise provides that in the event AEON achieves EBITDA (as adjusted in accordance with the Merger Agreement) of at least $32,600,530, in the aggregate, for the four calendar years ending December 31, 2019 (the “2019 Target”), the Company will issue to the Former Members a fixed amount of 4,000,000 shares of the Company’s common stock (instead of such number of additional shares equal to an additional 5% of the total issued and outstanding shares of the Company on a post-issuance and fully diluted (as was defined in the Merger Agreement) basis; resulting in the Former Members owing 90% of the issued and outstanding shares of the Company). However, if the 2019 Target is not achieved, but AEON achieves EBITDA for the four calendar years ending December 31, 2019 of at least 75% of the 2019 Target, then the Company shall issue the Former Members a fixed amount of 3,000,000 shares of the Company’s common stock.

(f)

Lastly, the Settlement Agreement states that if the 2019 Target is achieved, the Former Members would be entitled to an “earn-out credit” equal to the amount by which such target is exceeded. If an earn-out credit is available, and AEON did not achieve the 2018 Target (or the adjusted 2018 Target), the earn-out credit would be applied to its EBITDA for the 2018 Target and the determination of whether the 2018 Target was achieved (at either the full or the 75% level) will be recomputed. If the addition of the earn-out credit results in AEON achieving the 2018 Target (at either level) then additional shares of common stock shall be issued to the Former Members in accordance with the Settlement Agreement.

The Merger Agreement provided that the former AEON members, as holders of shares of the Company’s common stock issued pursuant to the Merger Agreement, will have the right to nominate one person to the Company’s board of directors for each 10% of outstanding shares of the Company’s common stock beneficially owned by the former AEON members. In light of the Settlement Agreement and the current composition of the board of directors, these provisions of the Merger Agreement are no longer operative.

Exchange of Related Party Notes Payable

On March 27, 2018, the Company entered into an agreement with the holders of outstanding senior secured convertible notes to amend certain terms of such notes as described below (“Note Amendment Transaction”). Contemporaneously with the Note Amendment Transaction, the Company entered into an agreement with its Chief Executive Officer, who held a separate promissory note in the aggregate principal amount of $500,000, to exchange such note for an additional new senior note (the “Additional Senior Note”) on terms substantially the same as the senior secured convertible notes in the Note Amendment Transaction (the “Note Exchange Transaction”). Subsequently, in July 2018, pursuant to the Settlement Agreement, the Company also restructured certain of its outstanding senior notes (the “Note Restructuring Transaction”). A description of the Note Restructuring Transaction is included below in this summary of the exchange of related party notes payable.

Note Amendment Transaction

In the Note Amendment Transaction, the holders (the “Senior Holders”) of the outstanding senior secured convertible notes in the aggregate principal amount of $2,545,199 (the “Senior Notes”) entered into a consent and amendment agreement with the Company (the “Consent Agreement”), pursuant to which the Senior Notes were amended to extend the maturity date for a period of twelve months, to March 20, 2019 and in consideration thereof, the conversion rate of the Senior Notes was reduced to $1.20 per share. Based on the adjusted conversion price, the aggregate principal amount of the Senior Notes was convertible into up to 2,120,999 shares of common stock. The other material terms and conditions of the Senior Notes were not amended and are described in greater detail below in Management’s Discussion and Analysis of Financial Condition and Results of Operation under the caption “Liquidity and Capital Resources – Debt Exchange Transaction”. Certain holders of the Senior Notes are affiliated with the Company as follows: (i) an aggregate principal amount of $255,417 of Senior Notes was held by Hanif A. Roshan, the Chairman and Chief Executive Officer of the Company and (ii) an aggregate principal amount of $591,613 of Senior Notes was held by Optimum Ventures, LLC, a party affiliated by ownership with certain former members of Peachstate Health Management, LLC, our subsidiary. Due to the adjustment of the conversion price of the Senior Notes, the exercise price of outstanding warrants to purchase an aggregate of 825,144 shares of common stock has been adjusted from $2.07 to $1.22 per share. Unpaid interest on the Senior Notes as of June 30, 2018 was approximately $155,000, which is not incorporated into the principal balance. Accrued interest on the Senior Notes was due on March 20, 2019 or upon earlier payment of the Senior Notes.

Note Exchange Transaction

In connection with the Note Amendment Transaction, on March 27, 2018, the Company entered into a note exchange agreement (“Note Exchange Agreement”) with its Chief Executive Officer, who also held a promissory note in the aggregate principal amount of $500,000, pursuant to which the Company agreed to issue to him, in consideration of the cancellation of such note, the Additional Senior Note in the aggregate principal amount of $504,452, which is equal to the sum of the aggregate principal amount of the original note plus the accrued but unpaid interest thereon. The closing of the Note Exchange Transaction occurred on March 27, 2018.

The Additional Senior Note is the same, in all material respects, as the Senior Notes and is convertible into shares of the Company’s common stock at an initial conversion price of $1.20. Based on the initial conversion price, the Additional Senior Note is convertible unto up to 420,376 shares of common stock. As described below under the caption “Note Restructuring Transaction”, the Senior Notes held by Mr. Roshan and Optimum Ventures, LLC, as well as, the Additional Senior Note, were further exchanged for new secured grid notes.

In accordance with Accounting Standards Codification (“ASC”) 470-50, “Debt-Modifications and Extinguishments”, the Company’s note exchange agreement was tested to determine whether a debt modification or debt extinguishment had occurred. Based on management’s review, modification accounting applied. Due to the debt exchange on March 27, 2018, the Company recorded $242,846 of non-cash expense resulting from the conversion feature of the convertible debt and $904,035 of non-cash expense to value the conversion feature as of March 31, 2018.

Note Restructuring Transaction

Pursuant to the Settlement Agreement, the Mr. Roshan and Optimum Ventures, LLC (together, the “Lenders”) agreed to the Note Restructuring Transaction and restructured the loans that they previously made to the Company by exchanging their Senior Notes for a new senior credit instrument pursuant to which they will provide up to $2.0 million of credit to the Company. The Company entered into a note exchange agreement dated July 19, 2018 (the “July Exchange Agreement”), with the Lenders, who collectively held senior secured convertible notes in the aggregate principal amount of $1,351,482 (the “Original Notes”).

Pursuant to the July Exchange Agreement, the Company agreed to issue the Lenders new senior secured grid notes allowing the Company to borrow a maximum aggregate principal amount of $2.0 million (the “Grid Notes”) in consideration of the cancellation of their Original Notes. The Grid Notes are structured to provide the Company with a credit facility pursuant to which it can borrow, pay, and re-borrow any portion of the maximum principal amount of credit available under these instruments. The Grid Notes are senior secured obligations and are not convertible into any equity securities of the Company. The Grid Notes bear interest at the rate of 7.5% per annum with interest payable upon maturity or sooner in accordance with the prepayment mechanism of the Grid Notes. The maturity date of the Grid Notes is June 30, 2020.

The Grid Notes were issued in consideration of the exchange of (i) an aggregate principal amount of $759,869 of Original Notes held by Mr. Roshan and (ii) an aggregate principal amount of $591,613 of Original Notes held by Optimum Ventures, LLC. Upon the closing, a Grid Note was issued to each of the Lenders in a maximum principal amount based on the relative percentages of the Original Notes that were held by them. The maximum principal amount under the Grid Note issued to Mr. Roshan is $1,100,000 and the maximum principal amount under the Grid Note issued to Optimum is $900,000. Each Grid Note issued also reflects an outstanding principal amount equal to the sum of the aggregate principal amount of the Original Notes held by each Lender, plus the accrued but unpaid interest thereon. The closing of the Note Restructuring Transaction occurred on July 19, 2018.

The Grid Notes are on parity with an outstanding principal amount of $1,698,169 of other senior secured convertible notes (the “Senior Convertible Notes”) and, subject to certain exceptions, are senior to other existing and future indebtedness of the Company and, together with the Senior Convertible Notes, are secured by a first priority lien on all of the Company’s assets to the extent and as provided in a Security Agreement entered into between the Company, the Lenders and the holders of the Senior Convertible Notes (the “Convertible Note Holders”). Other terms of the Grid Notes are described in Management’s Discussion and Analysis of Financial Condition and Results of Operation under the caption “Liquidity and Capital Resources – Debt Exchange Transaction”.

In connection with the Note Restructuring Transaction, the Company entered into a consent and amendment agreement with the Convertible Note Holders to obtain their consent to the issuance of the Grid Notes. In consideration thereof, the Company and Convertible Note Holders also agreed to extend the maturity date of the Senior Convertible Notes for a period of one year to March 20, 2020 and to modify the redemption mechanism of such instruments. In addition, the parties entered into an amendment to the Amended and Restated Security Agreement entered into as of March 20, 2017, as previously amended (the “Security Agreement”), to provide that the Grid Notes shall be secured by the collateral defined in such earlier Security Agreement.

Settlement and Restructuring Agreement

As stated above, on July 19, 2018, the Company entered into the Settlement Agreement with AEON, its wholly-owned subsidiary, and the Former Members, including its Chief Executive Officer, Hanif A. Roshan. Pursuant to the Settlement Agreement, the parties agreed to, among other things, resolve certain disagreements among themselves relating to the interpretation of certain provisions of the Merger Agreement.

As previously reported, the Merger Agreement included, among other things, certain earn-out consideration (the “Earn-out”) and the assumption of certain liabilities. The Earn-out required the achievement of certain EBITDA levels that were automatically adjusted upon the change of reimbursement rates adopted by the Centers for Medicare and Medicaid Services. Upon achievement of the EBITDA level for the three calendar years ending December 31, 2018 (“2018 Earn-out”), the Former Members would receive additional shares of the Company’s common stock so that the total number of shares of the Company’s common stock issued to the Former Members pursuant to the Merger Agreement would equal 85% of the issued and outstanding shares of the Company’s common stock on a post-issuance and fully-diluted (as defined in the Merger Agreement) basis. In addition, the Merger Agreement provided that upon achievement of the EBITDA level for the four calendar years ending December 31, 2019 (“2019 Earn-out”), the Former Members would receive additional shares of the Company’s common stock so that the total number of shares of the Company’s common stock issued to them pursuant to the Merger Agreement would equal 90% of the issued and outstanding shares of the Company’s common stock on a post-issuance and fully-diluted (as defined in the Merger Agreement) basis. The Former Members were also granted certain registration rights pursuant to the Merger Agreement, which remain outstanding. Achievement of the maximum amount of Earn-out would have resulted in the issuance of over 70,000,000 shares of the Company’s common stock.

Subsequently, in connection with the Merger, the parties expressed differences of opinion on the interpretation of certain provisions of the Merger Agreement, the calculation of the number of shares of common stock issued pursuant to the initial tranches of the Earn-out under the Merger Agreement, and the assumption of income tax liabilities for undistributed income earned by AEON prior to the Merger. The Company has also incurred negative cash flow for the calendar years 2016 and 2017, necessitating the loan of approximately $760,000 by the Company’s Chief Executive Officer in addition to an amount of $591,613, including accrued interest, previously loaned by Optimum Ventures, LLC (collectively the “Loans”), which Loans have been extended on multiple occasions. In addition, the Chief Executive Officer and certain of the former members of AEON reduced their cash compensation as employees to zero and have been accepting restricted stock units of the Company as their sole compensation.

The Company, AEON and the Former Members reached an agreement to resolve these matters and entered into the Settlement Agreement in order to: (i) provide a source of working capital to the Company to sustain operations and reduce the additional dilution which could have been caused by the conversion of the Loans; (ii) remove the uncertainty as to the number of shares which may be issued pursuant to the 2018 and 2019 Earn-outs by replacing percentages with fixed share amounts; (iii) agree that all share calculations for the Earn-outs are to be based on actual shares outstanding rather than on a “fully-diluted” basis to provide additional certainty and reduce the potential issuances on account of the Merger from approximately 70,000,000 shares of common stock to approximately 11,000,000 shares of common stock; (iv) provide clarity as to the relationship between the 2018 Earn-out and 2019 Earn-out; (v) reduce the maximum percentage ownership of the Former Members; (vi) avoid the expense of a demand registration statement; and (vii) otherwise resolve all outstanding disagreements among the parties arising out of the Merger Agreement.

As a condition to the effectiveness of the Settlement Agreement, the parties agreed to restructure the Loans and the Company consummated the Note Restructuring Transaction, described above. The parties also resolved all interpretative issues relating to the Merger Agreement and clarified the amount and terms of the Earn-outs as described above under the caption “Certain Transactions – Earn-out Payments”.

In consideration of the restructuring of the consideration due to the Former Members under the Merger Agreement, the Company agreed to issue an aggregate of 2,500,000 shares of its common stock to the Former Members. Such additional shares shall be issued to the Former Members pro rata based on their respective percentage ownership of AEON prior to the Merger and shall be deemed earned and issued on February 28, 2019. As additional consideration to the Company, the Former Members agreed: (i) to relinquish all demand registration rights; (ii) that the arrangements set forth in the Agreement fully resolved any and all claims arising out of the Merger Agreement and the transactions contemplated thereby; and (iii) to a general release of claims as against the Company.

Corporate History

The Company was originally organized in August 1985 as Bitwise Designs, Inc., was reincorporated under the laws of the state of Delaware in May 1992 and changed its name to Authentidate Holding Corp. in March 2001 and subsequently to Aeon Global Health Corp. in January 2018. On January 27, 2016, The Company acquired AEON, which became a wholly-owned subsidiary upon the closing. AEON was organized as a limited liability company in the State of Georgia in June 2010. The Company’s corporate offices are located at 2225 Centennial Drive, Gainesville, Georgia 30504. The Company’s telephone number is (888) 661-0225 and the internet address is www.aeonglobalhealth.com. The information contained in, or that can be accessed through, the Company’s website is not part of, and is not incorporated in, this Annual Report.

Principal Executive Officers

Our principal executive officers, as of the filing date, are:

Name	Age	Positions

Hanif A. (“Sonny”) Roshan	55	Chief Executive Officer and Chairman of the Board
Michael J. Poelking	62	Chief Financial Officer and Treasurer

Sonny Roshan co-founded AEON in June 2010 and has served as its Chairman since that time. He has served as the Chairman of the Board since January 27, 2016, as Chief Executive Officer since August 7, 2016 and as a director since February 15, 2016. Mr. Roshan was appointed as the Company’s interim Principal Accounting Officer on January 31, 2017 and served in that capacity until September 2017. From January 2000 to August 2010, Mr. Roshan served as the Chief Executive Officer of Universal Medical Services, LLC. In 2008, Mr. Roshan founded a chain of retail primary care clinics. Mr. Roshan also co-founded Palms Recovery Corporation, a provider of treatment for addiction, alcoholism, and dual diagnosis. Mr. Roshan also served as the Chief Financial Officer of Aeon Foundation from August 2013 to January 2015.

Michael Poelking was promoted to Chief Financial Officer and Treasurer on September 11, 2017. He originally joined the Company in July 2017 as Senior Director of Finance. Mr. Poelking has extensive expertise in the health care finance field with both large and small companies. Prior to AEON, he provided Chief Financial Officer consulting services to One Direct Health Network, Inc., an early stage medical service company specializing in the home health industry from July 2016 to May 2017. From June 2014 to June 2016, he served as Chief Financial Officer of Amendia, Inc., a firm which designs and markets Class II and Class III medical devices, paired with biologics distribution. Earlier in his career, he served as Chief Financial Officer of HyGreen, Inc. from May 2011 to September 2012 and Inviro Medical, Inc. from 2006 until April 2011. He has also held finance and senior operations positions with several other medium-sized health care organizations, as well as at Wilson Sporting Goods Company, where he was the Director of Corporate Accounting & Reporting. Mr. Poelking received a Masters Degree in Business Administration and B.B.A. in Accounting from Loyola University Chicago.

                Pursuant to a letter dated September 7, 2018, David C. Goldberg, who had served as the Company’s chief operating officer since September 11, 2017, notified the Company that his position of chief operating officer terminated on or about May 13, 2018. As of that date, the Company and Mr. Goldberg reached an understanding to modify the terms of his employment and he continued in the employ of the Company until September 2018.  The Company believed Mr. Goldberg continued to occupy the position of chief operating officer under the terms of the modification; however, Mr. Goldberg believed otherwise and confirmed such in his September 7, 2018 letter.  Mr. Goldberg was compensated by the Company as an employee until such time. The Company has not entered into any compensatory or severance arrangements with Mr. Goldberg in connection with the termination of his employment.

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

Item 1A. Risk Factors.

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Annual Report on Form 10-K for the fiscal year ended June 30, 2018, have affected, and in some cases, could affect actual results of operations and cause results to differ materially from those anticipated in forward-looking statements made herein. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face as there are additional risks that we are not presently aware of or that we currently believe are immaterial, that may also impair business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our financial statements and related notes.

Risks Related to the Regulation of the Health Care Industry

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

Both the clinical laboratory testing industry and the market for our web-based services and telehealth solutions are highly regulated, and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. Areas of the regulatory environment that may affect the Company’s ability to conduct business include, without limitation:

•	laws applicable to billing and claims payment;

•	laboratory anti-markup laws and anti-kickback laws;

•	federal and state false claims and fraud and abuse laws;

•	federal self-referral and financial inducement prohibition laws, commonly known as the Stark Law, and state equivalents;

•	laws governing laboratory licensing and testing, including the CLIA;

•	laws administered by the FDA;

•	laws governing the development, use and distribution of diagnostic medical tests known as laboratory developed tests “LDTs”;

•	federal, state and foreign regulation of privacy, security, and electronic transactions, including HIPAA;

•	laws governing the handling, transportation and disposal of medical and hazardous waste;

•	OSHA rules and regulations; and

•	changes to laws, regulations and rules as a result of the Health Care Reform Law.

These laws and regulations may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations, including its pricing and/or billing practices. The Company may not be able to maintain, renew or secure required permits, licenses or any other regulatory approvals needed to operate its business or commercialize its services. If the Company fails to comply with applicable laws and regulations, or if it fails to maintain, renew or obtain necessary permits, licenses and approvals, the Company could suffer (i) civil and criminal penalties, (ii) fines, (iii) exclusion from participation in governmental health care programs, and (iv) the loss of various licenses, certificates and authorizations necessary to operate the business, as well as (v) incur additional liabilities from third-party claims. If any of the foregoing were to occur, the Company’s reputation could be damaged and important business relationships with third parties could be adversely affected. Any action brought against us for violation of these or other laws or regulations, even if the Company successfully defends against it, could cause us to incur significant legal expenses and divert management’s attention from the operation of conducting business. A determination that the Company has violated these laws or regulations, or the public announcement that it is being investigated for possible violations of these laws or regulations could harm operating results and financial condition. Similarly, a significant change in any of these laws or regulations may require us to change our business model to maintain compliance with these laws or regulations which could harm operating results and financial condition.

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

Pursuant to HIPAA, the Company must comply with comprehensive privacy and security standards with respect to the use and disclosure of protected health information, as well as standards for electronic transactions, including specified transaction and code set rules. Under the HITECH amendments to HIPAA, the law was expanded to include requirements (i) to provide notification of certain identified data breaches, (ii) to allow direct patient access to laboratory records, (iii) to extend certain HIPAA privacy and security standards directly to business associates, (iv) to heighten penalties for noncompliance, and (v) to increase enforcement efforts. The HIPAA transaction standards are complex, and subject to differences in interpretation by payors. For instance, some payors may interpret the standards to require us to provide certain types of information, including demographic information not usually provided to us by physicians. New requirements for additional standard transactions, such as the ICD-10-CM Code Set, could prove technically difficult, time-consuming or expensive to implement. As a result of inconsistent application of transaction standards by payors or the inability to obtain certain billing information not usually provided to us by physicians, the Company could face increased costs and complexity and a temporary disruption in receipts and ongoing reductions in the timeliness of reimbursement. The Company is working closely with payors to establish acceptable protocols for claim submission, and with trade associations and an industry coalition to present issues and problems as they arise.

The Company believes that it is in compliance in all material respects with the current Transactions and Code Sets Rule and that it has fully adopted the ICD-10-CM Code Set. Clinical laboratories are typically required to submit health care claims with diagnosis codes to third-party payors. The diagnosis codes must be obtained from the ordering physician. The failure of the Company, third-party payors or physicians to apply the new code set could have an adverse impact on reimbursement, days sales outstanding and cash collections.

FDA regulation of LDTs may result in significant change, and we could be adversely impacted if we fail to adapt.

The FDA has regulatory responsibility for instruments, test kits, reagents and other devices used by clinical laboratories. The FDA enforces laws and regulations that govern the (i) development, (ii) testing, (iii) manufacturing, (iv) performance, (v) labeling, (vi) advertising, (vii) marketing, (viii) distribution and (ix) surveillance of diagnostic products and regularly inspects and reviews the manufacturing processes and product performance of diagnostic products. Further, high complexity, CLIA-certified laboratories frequently develop testing procedures internally to provide diagnostic results to customers, which are offered as LDTs. The FDA claims to have regulatory authority over these LDTs and has stated that it intends to issue guidance to the industry regarding its regulatory approach. In such discussions, the FDA has indicated that it would use a risk-based approach to regulation and would direct more resources to tests with wider distribution and with the highest risk of injury, but that it will be sensitive to the need to not adversely impact patient care or innovation. In September 2014, the FDA announced its framework and timetable for implementing this guidance. In 2017, the FDA announced it would not release final guidance. However, the FDA continues to formulate these regulations. However, the Company cannot predict the ultimate timing or form of any such guidance or regulation might take and the potential impact on existing tests or tests in development. If adopted, such a regulatory approach by the FDA may lead to an increased regulatory burden; including additional costs and delays in prefer introducing new tests. While the ultimate impact of the FDA’s approach is unknown, it may be extensive and may result in significant change. Failure to adapt to these changes could have a material adverse effect on the Company’s business.

Failure to comply with privacy and security laws and regulations could result in fines, penalties and damage to the Company’s reputation and could have a material adverse effect upon the Company’s business.

The HIPAA privacy and security regulations, including the expanded requirements under HITECH, establish comprehensive standards with respect to the use and disclosure of PHI by covered entities, as well as setting standards to protect the confidentiality, integrity and security of PHI. The regulations establish a complex regulatory framework on a variety of subjects including:

•

the circumstances under which the use and disclosure of PHI are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, activities to obtain payments for the Company’s services, and its health care operations activities;

•	a patient’s rights to access, amend and receive an accounting of certain disclosures of PHI;

•	administrative, technical and physical safeguards required of entities that use or receive PHI; and

•	the protection of computing systems maintaining electronic PHI.

The Company receives certain personal and financial information about its clients and their patients. The Company depends upon the secure transmission of confidential information over public networks. The Company has implemented policies and procedures designed to comply with the HIPAA privacy and security requirements as applicable. The privacy and security regulations establish a “floor” and do not supersede state laws that are more stringent. The Company is required to comply with both additional federal privacy and security regulations and varying state privacy and security laws. For data transfers from and operations in other countries, the Company may also be required to comply with the data privacy and security laws of those other countries. HIPAA restricts the Company’s ability to use or disclose patient identifiable laboratory data without patient authorization for purposes other than payment, treatment or health care operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. HIPAA, as amended by HITECH, provides for significant fines and other penalties for wrongful use or disclosure of PHI in violation of the privacy and security regulations, including potential civil and criminal fines and penalties. In addition, foreign, federal and state laws that protect the privacy and security of patient information may be subject to enforcement and interpretations by various governmental authorities and courts resulting in complex compliance issues.

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

Failure to comply with environmental, health and safety laws and regulations, including OSHA and the Needlestick Safety and Prevention Act, could result in fines and penalties and loss of licensure, and have a material adverse effect on the business.

The Company is subject to licensing requirements and regulations under federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including those relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste, and radioactive materials, as well as regulations relating to the safety and health of laboratory employees. OSHA has extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens. The Needlestick Safety and Prevention Act requires, among other things, that the Company includes in safety programs the evaluation and use of engineering controls such as safety needles if found to be effective at reducing the risk of needlestick injuries in the workplace. Failure to comply with such federal, state and local laws and regulations could subject us to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions, any of which could have a material adverse effect on the business. Compliance with future legislation could impose additional requirements on us, which may be costly.

Failure to comply with complex federal and state laws and regulations related to submission of claims for clinical laboratory services could result in significant monetary damages and penalties and exclusion from the Medicare and Medicaid programs.

The Company is subject to extensive federal and state laws and regulations relating to the submission of claims for payment for clinical laboratory services, including those that relate to coverage of its services under Medicare, Medicaid and other governmental health care programs, the amounts that may be billed for services and to whom claims for services may be submitted. Failure to meet governmental requirements under these regulations, including those relating to billing practices and financial relationships with physicians and hospitals, could lead to civil and criminal penalties, exclusion from participation in Medicare and Medicaid and possible prohibitions or restrictions on the use of its laboratories. Further, submission of claims in violation of certain statutory or regulatory requirements can result in penalties, including substantial civil money penalties for each item or service billed to Medicare in violation of the legal requirement, and exclusion from participation in Medicare and Medicaid. Government authorities may also assert violations of laws and regulations related to the submission of or causing the submission of claims that violate the federal False Claims Act or other laws related to fraud and abuse, including submission of claims for services that were not medically necessary. While the Company believes that it is in material compliance with all statutory and regulatory requirements, there is a risk that government authorities might take a contrary position. Such occurrences, regardless of their outcome, could damage the Company’s reputation and adversely affect important business relationships the Company has with third parties.

A failure to comply with any of federal or state laws applicable to the business, particularly laws related to the elimination of health care fraud, may adversely impact the business.

Federal officials responsible for administering and enforcing the health care laws and regulations have made eliminating health care fraud a priority. For example, the Health Care Reform Law includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. Federal funding available for combating health care fraud and abuse generally has increased. While the Company seeks to conduct business in compliance with all applicable laws and regulations, many of the laws and regulations applicable to the business, particularly those relating to billing and reimbursement of tests and those relating to relationships with physicians, hospitals and patients, contain language that has not been interpreted by the courts. We rely on interpretation of these laws and regulations based on the advice of counsel, but regulatory or law enforcement authorities may not agree with the Company’s interpretation and may seek to enforce legal remedies or penalties against us for violations. From time-to-time we may need to change operations, particularly pricing or billing practices, in response to changing interpretations of these laws and regulations or regulatory or judicial determinations. These occurrences, regardless of their outcome, could damage the Company’s reputation and harm important business relationships that we have with health care providers, payors and others. Furthermore, if a regulatory or judicial authority finds that we have not complied with applicable laws and regulations, we could be required to refund amounts that were billed and collected in violation of such laws and regulations. In either case, we could suffer (i) civil and criminal damages, (ii) fines and penalties, (iii) exclusion from participation in governmental health care programs, (iv) the loss of licenses, certificates and authorizations necessary to operate the business, and/or (v) liabilities from third-party claims, all of which could harm operating results and financial condition. Moreover, regardless of the outcome, if we or physicians or other third parties with whom we do business are investigated by a regulatory or law enforcement authority we could incur substantial costs, including legal fees, and management may be required to divert a substantial amount of time to an investigation.

Health care policy changes, including legislation reforming the U.S. health care system, which seek to constrain the reimbursement of health care services, which may have a material adverse effect on our financial condition and results of operations.

Reimbursement levels for health care services are subject to continuous and often unexpected changes in policies, and we face a variety of efforts by government payors to reduce utilization and reimbursement for diagnostic testing services. Changes in governmental reimbursement may result from (i) statutory and regulatory changes, (ii) retroactive rate adjustments, (iii) administrative rulings, (iv) competitive bidding initiatives, and (v) other policy changes. From time-to-time, Congress has considered and implemented changes in Medicare fee schedules in conjunction with budgetary legislation. Further, management believes that the regulatory landscape, particularly reimbursement rates set by the laboratory fee schedule, will likely become more stringent over the next five years. For example, starting in 2017, Medicare’s fee schedule became determined by private payor rates, with more favorable reimbursements for single-source proprietary tests. This change lowered the incidence of pain physicians demanding a multitude of high-tech tests for detecting whether or not Medicare beneficiaries use specific drugs. As a result, we believe that there has been a rising demand for proprietary toxicology tests that test for numerous drugs simultaneously. In addition, CMS has adopted policies limiting or excluding coverage for clinical tests that we perform. We also provide physician services which are reimbursed by Medicare under a physician fee schedule, which is subject to adjustment on an annual basis. In recent years, reductions in the Medicare Physician Fee Schedule for anatomic pathology services adversely impacted the business relative to the business of some competitors. Further reductions of reimbursement for Medicare and Medicaid services or changes in policy regarding coverage of tests or other requirements for payment may be implemented from time-to-time. Reimbursement for pathology services is also subject to statutory and regulatory reduction.

Testing services are billed to private patients, Medicare, Medicaid, commercial clients, MCOs and other insurance companies. Tests ordered by a physician may be billed to different payors depending on the medical insurance benefits of a particular patient. Most testing services are billed to a party other than the physician or other authorized person who ordered the test. Increases in the percentage of services billed to government and MCOs could have an adverse impact on the Company’s net revenues. Various MCOs have different contracting philosophies, which are influenced by the design of the products they offer to their members. Some MCOs contract with a limited number of clinical laboratories and engage in direct negotiation of the rates reimbursed to participating laboratories. Other MCOs adopt broader networks with a largely uniform fee structure for participating clinical laboratories. A portion of the managed care fee-for-service revenues are collectible from patients in the form of deductibles, copayments and coinsurance. Collectability may be impacted as patient cost-sharing increases. Medicare, Medicaid, and private insurers have also increased their efforts to control the cost, utilization and delivery of health care services, including clinical laboratory services. Measures to regulate health care delivery in general and clinical laboratories in particular, have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry by increasing complexity and adding new regulatory and administrative requirements.

The Health Care Reform Law makes changes that are expected to significantly impact clinical laboratories, among others. The Health Care Reform Law also mandates a reduction in payments for clinical laboratory services paid under the CLFS, of 1.75% through 2015 and a productivity adjustment. Other significant measures contained in the Health Care Reform Law include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies, initiatives to revise Medicare payment methodologies, such as the bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The Health Care Reform Law also establishes an Independent Payment Advisory Board (“IPAB”), to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies to reduce expenditures, which may have a negative impact on payment rates for services. However, in 2018, the IPAB was disbanded.

The Company expects efforts to impose reduced reimbursement, more stringent payment policies, and utilization of cost controls by government and other payors to continue. If we cannot offset additional reductions in the payments we receive for services by reducing costs, increasing test volume and/or introducing new procedures, it could have a material adverse impact on net revenues, profitability and cash flows. We cannot be certain that these or future changes will not affect payment rates in the future. We also cannot predict whether future health care initiatives will be implemented at the federal or state level or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation, cost reduction measures and the expansion in government’s role in the U.S. health care industry may result in decreased profits to us, lower reimbursements by payors for the Company’s products, or reduced medical procedure volumes, all of which may adversely affect the business, financial condition and results of operations.

Health care plans have taken steps to control the utilization and reimbursement of health care services, including clinical test services.

We also face efforts by non-governmental third-party payors, including health care plans, to reduce utilization and reimbursement for clinical testing services. For example, in light of health care reform, there is increased market activity regarding alternative payment models, including bundled payment models. We expect continuing efforts by third-party payors, including in their rules, practices and policies, to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical test services. The health care industry has experienced a trend of consolidating health care insurance plans, resulting in fewer but larger insurance plans with significant bargaining power to negotiate fee arrangements with both health care and clinical testing providers. These health care plans, and independent physician associations, may demand that clinical testing providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services to their members through capped payment arrangements. Some health care plans have also been willing to limit the preferred-provider organization (“PPO”) or point of service (“POS”) laboratory network to only a single national laboratory to obtain improved fee-for-service pricing. There are also an increasing number of patients enrolling in consumer driven products and high deductible plans that involve greater patient cost-sharing. The increased consolidation among health care plans has also increased the potential adverse impact of the Company ceasing to be a contracted provider with any such insurer. The Health Care Reform Law includes provisions, such as the creation of health care exchanges, which may encourage health care insurance plans to increase exclusive contracting. We expect continuing efforts to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical test services. These efforts, including future changes in third-party payor rules, practices and policies, or our ceasing to be a contracted provider to a health care plan, may have a material adverse effect on the business.

Discontinuation or recalls of existing testing products, failure to develop or acquire licenses for new or improved testing technologies, or the Company’s customers using new technologies to perform their own tests could adversely affect the Company’s business.

From time-to-time, manufacturers discontinue or recall reagents, test kits or instruments used by the Company in performing its laboratory testing. Such discontinuations or recalls could adversely affect the Company’s costs, testing volume and revenue. The clinical laboratory industry is subject to changing technology and introduction of new products. The Company’s growth and profitability will depend, in part, on its ability to develop, acquire or license new and improved technologies on favorable terms and to obtain appropriate coverage and reimbursement for these technologies. The Company may not be able to negotiate acceptable licensing arrangements, and we cannot be certain that such arrangements will yield commercially successful diagnostic tests. If the Company is unable to license these testing methods at competitive rates, its research and development costs may increase. In addition, if the Company is unable to license new or improved technologies to expand its testing operations, its testing methods may become outdated when compared with the Company’s competition, and testing volume and revenue may be materially and adversely affected.

Additionally, advances in technology may lead to the development of more cost-effective technologies such as point-of-care (“POC”) testing equipment that can be operated by physicians or other health care providers in their offices or by patients themselves without requiring the services of freestanding clinical laboratories. Development of such technology and its use by the Company’s customers could reduce the demand for the Company’s laboratory testing services and negatively impact its revenues.

Currently, most clinical laboratory testing is categorized as either “high” or “moderate” in complexity and is subject to extensive and costly regulation under CLIA. The cost of compliance with CLIA makes it impractical for most physicians to operate clinical laboratories in their offices, and other laws limit their ability to have ownership in a laboratory and to refer tests to such a laboratory. Manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care laboratory equipment to physicians and by selling test kits approved for home use or physicians’ office use. Diagnostic tests approved for home use are automatically deemed to be “waived” under CLIA and may be performed in physician office laboratories as well as by patients in their homes with minimal regulatory oversight. Other tests meeting certain FDA criteria also may be classified as “waived” for CLIA purposes. The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used by clinical laboratories and have taken responsibility from the CDC for classifying the complexity of tests for CLIA purposes. Increased approval of “waived” test kits could lead to increased testing by physicians in their offices or by patients at home, which could affect the Company’s market for laboratory testing services and negatively impact its revenues.

Failure to establish, and perform to, appropriate quality standards to assure that the highest level of quality is observed in the performance of testing services and in the design, manufacture and marketing of products could adversely affect the results of the Company’s operations and adversely impact its reputation.

The provision of clinical testing services and related services, and the design, manufacture and marketing of diagnostic products involve certain inherent risks. The services that we provide and the products that we design, manufacture and market are intended to provide information for health care providers for use in providing patient care. As a result, users of the Company’s services and products may have a greater sensitivity to errors than the users of services or products that are intended for other purposes. Manufacturing or design defects, unanticipated use of products, or inadequate disclosure of risks relating to the use of products can lead to injury or other adverse events. These events could lead to recalls or safety alerts relating to the Company’s products (either voluntary or required by governmental authorities) and could result in the removal of a product from the market. Any recall could result in significant costs as well as negative publicity that could reduce demand for the Company’s products. Personal injuries relating to the use of the Company’s products can also result in product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in new product approvals. Furthermore, negligence in performing services can lead to injury or other adverse events. We may be sued under physician liability or other liability law for acts or omissions by the Company’s pathologists, laboratory personnel and hospital employees who are under the supervision of the Company’s hospital-based pathologists. We are subject to the attendant risk of substantial damages awards and risk to the Company’s reputation.

The Company needs to comply with ongoing regulatory requirements applicable to its telehealth product and results of operations may be adversely impacted by any failure to comply with these requirements.

The Company’s telehealth product is a medical device that is subject to extensive regulation in the United States. Unless an exemption applies, each medical device that we wish to market in the United States must receive either 510(k) clearance or premarket approval from the FDA before the product can be sold. Either process can be lengthy and expensive. The AHC telehealth product following the FDA’s 510(k) clearance procedure can be especially expensive. In addition, the Company is subject to inspection and marketing surveillance by the FDA to determine compliance with all regulatory requirements and the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and record-keeping for approved products are subject to extensive regulation. If the FDA determines that our promotional materials or activities constitute promotion of an unapproved use or we otherwise fail to comply with other FDA regulations, we may be subject to regulatory enforcement actions, including a public warning letter, injunction, civil fines, suspensions, loss of regulatory clearance, product recalls or product seizures. In more egregious cases, criminal prosecution, civil penalties, or disgorgement of profits are possible. The subsequent discovery of previously unknown problems may also result in restrictions on the marketing of our products and could include voluntary or mandatory recall or withdrawal of products from the market. Further, we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action. In addition, the FDA has increased its focus on regulating computer software intended for use in a health care setting, including applications meant to run on a mobile platform or on a browser tailored for use on a mobile platform. If our software solutions or applications are deemed to be actively regulated medical devices by the FDA, we could be subject to more extensive requirements governing pre- and post-marketing activities. Complying with these regulations could be time consuming, expensive, and may require FDA clearance or pre-market approval. If we are not able to maintain regulatory compliance with any of our products, we may be subject to regulatory enforcement actions as described above and may not be permitted to market our products, each of which would have a material adverse impact on our results of operations, cash flows and financial condition.

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

Risks Related to the Business

Our capital requirements are significant and unless revenues can sufficiently support operating costs, we expect to raise additional capital to finance operations and repay outstanding debt obligations.

The Company’s capital requirements have been and will continue to be significant. We are expending significant amounts of capital to develop, promote and market our services. Available cash and cash equivalents as of June 30, 2018 totaled approximately $723,000. Nevertheless, available cash and cash equivalents as of the filing date of this Annual Report on Form 10-K is approximately $855,000 and estimated monthly operational requirements are approximately $1,200,000. We used approximately $888,600 and provided $537,000 in cash from operations for the fiscal years ended June 30, 2018 and 2017, respectively. Further, as of the filing date of this Annual Report on Form 10-K, and after giving effect to the recent note exchange and restructuring transaction described in greater detail above and the settlement of the arbitration proceeding with the former Chief Financial Officer, there is outstanding an aggregate principal amount of $3,209,651 of notes, consisting of (i) an aggregate principal amount of $1,698,169 of senior secured convertible notes with a maturity date of March 20, 2020, (ii) a maximum aggregate principal amount of $2.0 million of senior secured grid notes with an aggregate outstanding principal amount of $1,351,482 with a maturity date June 30, 2020, and (iii) a secured note subordinated to the interests of the senior lenders in the amount of $160,000 to the Company’s former Chief Financial Officer, with a maturity date of June 15, 2018. We continue to make payments each month on the subordinated note while negotiating an extension. Although no guarantee can be given, management anticipates that it will be able to extend or otherwise modify the Company’s obligations under the notes for an additional period or periods. We expect the Company’s existing resources, revenues generated from operations, and proceeds received from other transactions we are considering (of which there can be no assurance) to satisfy working capital requirements for at least the next twelve months, although no assurances can be given that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy other obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. Accordingly, we need to raise additional capital and are exploring potential transactions to improve the Company’s capital position. Unless we are able to increase revenues substantially or generate additional capital from other transactions, the Company’s current cash resources will only satisfy working capital needs for a limited period of time.

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

We operate in highly competitive industries. The clinical laboratory business is intensely competitive both in terms of price and service. The Company’s major competitors include large, national laboratories possessing greater name recognition, larger customer bases, significantly greater financial resources and employ substantially more personnel. Many of the Company’s competitors have long established relationships with their customers and third-party payors, and we cannot assure you that we will be able to compete successfully with such entities. Further, we also compete with hospital-affiliated laboratories and physician-office laboratories as well as large physician group practices. Hospitals may seek to leverage their relationships with community physicians and encourage the physicians to send their outreach testing to the hospital’s laboratory. Additionally, hospitals that own physician practices may require the practices to refer testing to the hospital’s laboratory. As a result of affiliations between hospitals and community physicians, we compete against hospital-affiliated laboratories primarily based on quality and scope of service as well as pricing. Increased hospital acquisitions of physician practices enhance physician ties to hospital-affiliated laboratories and may strengthen their competitive position.

Pricing of laboratory testing services is often one of the most significant factors used by health care providers and third-party payors in selecting a laboratory. As a result of significant consolidation in the clinical laboratory industry, larger clinical laboratory providers are able to increase cost efficiencies afforded by large-scale automated testing. This consolidation results in greater price competition. We may be unable to increase cost efficiencies sufficiently with price competition resulting in a negative impact on net earnings and cash flows. Additionally, the Company may also face changes in fee schedules, competitive bidding for laboratory services or other actions or pressures reducing payment schedules as a result of increased or additional competition. We are also faced with changing technology and new product introductions. Competitors may compete using advanced technology, including technology that enables more convenient or cost-effective testing. Competitors also may offer testing to be performed outside of a commercial clinical laboratory, such as (1) POC testing that can be performed by physicians in their offices, (2) complex testing that can be performed by hospitals in their own laboratories, and (3) home testing that can be carried out without requiring the services of outside providers.

A failure to obtain and retain new customers, a loss of existing customers or material contracts, a reduction in tests ordered or specimens submitted by existing customers, or the inability to retain existing and create new relationships with health systems could impact the Company’s ability to successfully grow its business.

To offset efforts by payors to reduce the cost and utilization of clinical laboratory services and to otherwise maintain and grow its business, the Company needs to obtain and retain new customers and business partners. In addition, a reduction in tests ordered or specimens submitted by existing customers, a decrease in demand for our services from existing clients, or the loss of existing contracts, without offsetting growth in our customer base could all impact the Company’s ability to successfully grow and could have a material adverse impact on the Company’s net revenues and profitability. The Company competes primarily on the quality of services, reporting and information systems, the pricing of services and the ability to employ qualified personnel. The Company’s failure to successfully compete on any of these factors could result in the loss of customers and a reduction in the Company’s ability to expand its customer base. In addition, as the broader health care industry trend of consolidation continues, including the acquisition of physician practices by health systems, relationships with hospital-based health systems and integrated delivery networks are becoming more important. Our inability to retain our existing relationships with those provider systems and networks and to create new relationships could impact our ability to successfully grow our business.

We rely on our relationship with one customer for a significant portion of our revenue. A substantial reduction in the volume of our business with this customer would materially adversely affect our operating results.

In fiscal year 2018, approximately 20% of our total revenue was derived from business with one customer. Business with this customer is transacted based on the number of testing samples, for which we receive a percentage of the revenues collected by the customer. However, our customer agreements do not require any minimum purchase commitments and customers may cease conducting business with us at any time upon notice. Therefore, we may not be able to maintain the current level of business with our customers in the future, if at all. Any significant disruption or deterioration in our relationship with this customer and a corresponding reduction in the volume of business we conduct with them or termination of our business agreement would significantly reduce our revenue and could materially adversely affect our operating results and harm our business.

Continued and increased consolidation of MCOs, pharmaceutical companies, health systems, physicians and other customers could adversely affect the Company's business.

Many health care companies and providers, including MCOs, pharmaceutical companies, health systems and physician practices are consolidating through mergers, acquisitions, joint ventures and other types of transactions and collaborations. As the health care industry consolidates, competition to provide goods and services may become more intense. This competition and increased customer bargaining power may adversely affect the price and volume of the Company’s services.

Changes or disruption in services or supplies provided by third parties, including transportation, could adversely affect the Company’s business.

The Company depends on third parties to provide services critical to the Company’s business. The Company’s laboratories and certain of the Company's other businesses are heavily reliant on-air travel for transport of clinical trial and diagnostic testing supplies and specimens, research products, and people, and a significant disruption to the air travel system, or the Company's access to it, could have a material adverse effect on the Company’s business.

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

Billing for clinical testing services is extremely complicated and is subject to extensive and non-uniform rules and administrative requirements. Depending on the billing arrangement and applicable law, we bill various payors, such as patients, insurance companies, Medicare, Medicaid, physicians, hospitals and employer groups. Changes in laws and regulations could increase the complexity and cost of the Company’s billing process. Additionally, auditing for compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further cost and complexity to the billing process. Further, billing systems require significant technology investment and, due to marketplace demands, we need to continually invest in billing systems.

Missing or incorrect information on requisitions adds complexity to and slows down the billing process, creating backlogs of unbilled requisitions, and generally increases the aging of accounts receivable and bad debt expense. We believe that much of the Company’s bad debt expense in recent years is attributable to the lack of, or inaccurate, billing information. Nevertheless, we have also experienced recent increases in accounts receivable due to the implementation of new billing systems. Failure to timely or correctly bill may lead to the Company not being reimbursed for services or an increase in the aging of accounts receivable, which could adversely affect the Company’s results of operations and cash flows. We may also incur additional time and expense in seeking to remedy any issues in the Company’s billings and collections experience. Failure to comply with applicable laws relating to billing government health care programs could lead to various penalties, including: (i) exclusion from participation in CMS and other government programs, (ii) asset forfeitures, (iii) civil and criminal fines and penalties, and (iv) the loss of various licenses, certificates and authorizations necessary to operate the business, any of which could have a material adverse effect on the results of operations or cash flows.

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

The Company undertakes sales and marketing efforts to develop and pursue existing and potential market opportunities. This growth is expected to place a significant demand on management and operational resources. To manage growth effectively, we must implement and improve operational systems and controls on a timely basis. If the Company fails to implement these systems and controls, its business, financial condition, results of operations and cash flows may be materially and adversely affected.

A significant increase in day sales outstanding could increase bad debt expense and have an adverse effect on the Company’s business including its cash flow.

Billing for laboratory services is a complex process. Laboratories bill many different payors including (i) doctors, (ii) patients, (iii) hundreds of insurance companies, (iv) Medicare, (v) Medicaid and (vi) employer groups, all of which have different billing requirements. In addition to billing complexities, we are experiencing increasing patient responsibility due to managed care fee-for-service plans which continue to increase deductibles, coinsurance and patient copayments. A material increase in days sales outstanding level could have an adverse effect on the Company's business, including potentially increasing its bad debt rate and decreasing its cash flows.

We do not have patents on all the technology we use, which could harm the Company’s competitive position.

AEON has registered the trademarks “AEON Global Health”, “AEON Clinical Laboratories”, “Trust....But Verify”, “Tox Advantage”, “CGX Advantage”, and “Prescribe with Confidence” in the United States in connection with its laboratory testing business. AHC has one U.S. patent and one pending patent application related to legacy AHC business and also was granted licenses to other patents for AHC business by third parties. We have registered a number of trademarks, including “Authentidate”, “Inscrybe”, “InscrybeMD”, “AuthentiProof” and “Inscrybe Office” in the U.S., the trademark “Authentidate” in the European Community and Canada, "AuthentiProof" in Canada, Mexico and the European Community, “Inscrybe” in the European Community and Canada, “Inscrybe Office,” and a number of other trademarks as Madrid Protocol international registrations. We continue to take steps to protect the Company’s intellectual property rights including filing additional trademark and patent applications where appropriate. We rely on confidentiality agreements with key employees to the extent we deem it to be necessary. We further intend to file patent applications for any new products we may develop, to the extent that we believe that any technology included in such products is patentable. There can be no assurance that any patents in fact, will be issued or that any such issued patents will be effective to protect the Company’s products and services from duplication by other manufacturers or developers or to prevent competitors from offering similar products and services. Other companies operating within the Company’s business segments may independently develop substantially equivalent proprietary information or otherwise obtain access to the Company’s knowledge and expertise, much of which is maintained as trade secrets and there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce the Company’s rights under any patent. With respect to AHC telehealth offerings, the right to utilize any licensed intellectual property rights is subject to the terms of the relevant license agreements. Similar to the intellectual property owned by us, there can be no assurance that the intellectual property licensed to us will be effective to protect the Company’s products and services from duplication by other manufacturers or developers or to prevent competitors from offering similar products and services.

We have investigated patents held by third parties and we believe that our products and services do not infringe on the claims of these patents. Nevertheless, we cannot provide any assurances that our products and services do not infringe upon any third-party patents or violate the proprietary rights of others, including the patents we have investigated, and it is possible that such infringement or violation has occurred or may occur. If the products we sell or services we provide are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify such products and/or services or obtain a license for the manufacture, use and/or sale of such products and services. There can be no assurance that, in such an event, we would be able to do so in a timely manner, upon acceptable terms and conditions, and the failure to do any of the foregoing could have a material adverse effect upon the business. Moreover, there can be no assurance that we will have the financial or other resources necessary to defend against a patent infringement or proprietary rights violation action. If our products, services or proposed products or services are deemed to infringe upon the patents or proprietary rights of others, we could, under certain circumstances, become liable for damages or subject to an injunction, which could also have a material adverse effect on the business.

We have a significant amount of net operating loss carry forwards which we may not be able to utilize in certain circumstances.

At June 30, 2018, we had net operating loss, or NOL, carry forwards for federal income tax purposes of approximately $164.9 million available to offset future taxable income. However, the ability to fully utilize our net operating loss carryforwards could be limited under Section 382 of the Internal Revenue Code which states that following an “ownership change,” special limitations apply to the use by a “loss corporation” of its (i) NOL carryforwards arising before the ownership change and (ii) net unrealized built-in losses (if such losses existed immediately before the ownership change and exceed a statutory threshold amount) recognized during the five years following the ownership change ((i) and (ii) are referred to collectively as the “Applicable Tax Attributes”). After an ownership change, the amount of the loss corporation’s taxable income for each post-change taxable year that may be offset by the Applicable Tax Attributes is limited to the product of the “long-term tax-exempt rate” (published by the IRS for the month of the ownership change) multiplied by the value of the loss corporation’s stock (the “Section 382 Limitation”). To the extent that the loss corporation’s Section 382 Limitation in a given taxable year exceeds its taxable income for the year that excess increases the Section 382 Limitation in future taxable years. Limitations on the use of our net operating loss carryforwards could result in a material increase in our tax liability in future years, which could impact the value of your shares.

If we are required to take a valuation allowance for our deferred tax assets, our earnings and financial condition may be adversely impacted.

As of June 30, 2018, we had net deferred tax assets of approximately $5,816,000. Deferred tax assets and liabilities are established for the temporary differences between the book value and tax basis of our assets and liabilities. We periodically assess deferred tax assets to determine if they are fully realizable. Certain of our deferred tax assets, including our net operating loss carryforwards, are subject to expiration if we are unable to utilize them during their respective terms. The analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances that cannot be predicted with certainty. If, based on all available information, we determine that it is more likely than not that our deferred tax assets will not be fully realized, a valuation allowance against the deferred tax asset must be established with a corresponding charge against earnings for that period. For example, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, we reported a deferred tax asset of $11,848,017, which reflected a valuation allowance of $26,644,764 against the deferred tax asset as of June 30, 2016, based on profitability forecasts. Subsequently, at December 31, 2017, we further reduced our deferred tax asset to $7,357,436, due to the reduction of corporate income tax rates implemented under the Tax Cuts and Jobs Act of 2017 and as discussed in futher detail in Management's Discussion and Analysis of Financial Condition and Results of Operation, we further reduced our deferred tax asset to approximately $5,816,000 at June 30, 2018.  We will continue to assess the effect that this tax legislation may have on our net deferred tax assets and liabilities and its impacts on us. We may determine to further reduce our deferred tax asset in future periods based on these or other factors. Because of the amount of our net deferred tax asset, the determination that a further valuation allowance should be established could have a material impact on our financial condition and results of operations.

Adverse results in material litigation matters could have a material adverse effect on the Company’s business.

The Company may become subject, in the ordinary course of business, to material legal action related to, among other things, intellectual property disputes, claims with clinicians or patients and vendors and employee-related matters. The performance of health care services exposes the Company to the risk of litigation from professional negligence and product liability. You should carefully review and consider the various disclosures we make in the Company’s reports filed with the SEC regarding legal matters that may affect the business, included in this Annual Report. The Company may also receive inquiries and requests for information from governmental agencies and bodies, including Medicare or Medicaid carriers, requesting comment and/or information on allegations of billing irregularities or billing and pricing arrangements that are brought to their attention through billing audits or third parties. Product liability claims may result in decreased demand for this product, injury to our reputation, related litigation costs, and substantial monetary awards to plaintiffs. The expense of defending such litigation may be substantial and the time required to defend the actions could divert management’s attention from the day-to-day operations of the business, which could adversely affect the business, results of operations and cash flows. We cannot predict with certainty the outcome of any legal proceedings in which we become involved, and it is difficult to estimate the possible costs to us stemming from any such matters. We may be faced with litigation claims that exceed our insurance coverage or are not covered under any of our insurance policies. Further, our inability to obtain adequate liability insurance at an acceptable cost or to otherwise protect against potential claims could inhibit the commercialization of any products that we develop. An unfavorable outcome in such litigation could result in substantial monetary damages as well as damage to the Company’s reputation, which could have a material adverse effect on the business, results of operations, financial position and cash flows.

We have identified material weaknesses in internal control over financial reporting, which could continue to impact negatively the Company’s ability to report results of operations and financial condition accurately and in a timely manner.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2018. We identified material weaknesses in internal control over financial reporting and concluded that we did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of these material weaknesses, see Item 9A, “Controls and Procedures.” Each of the material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected which causes us to perform extensive additional work to obtain reasonable assurance regarding the reliability of the Company’s financial statements. As described in Item 9A, “Controls and Procedures” we restated the financial statements included in our Quarterly Reports on Form 10-Q for the periods ended September 30, 2016, December 31, 2016, and March 31, 2017. Moreover, other material weaknesses may be identified.

We have tested compliance with our new written policies and procedures, and this work will continue during fiscal 2019. For a detailed description of the Company’s remedial efforts, see Item 9A, “Controls and Procedures.” There can be no assurance as to when all the material weaknesses will be remedied. Until the Company’s remedial efforts are completed, management will continue to devote significant time and attention to these efforts, and we will continue to incur expenses associated with the additional procedures and resources required to prepare the consolidated financial statements.

If we are unsuccessful in implementing or following the remediation plan or fail to update the Company’s internal control over financial reporting as the business evolves or to integrate acquired businesses into the Company’s controls system, we may not be able to timely or accurately report the Company’s financial condition, results of operations or cash flows or to maintain effective disclosure controls and procedures. If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be subject to, among other things: (i) regulatory or enforcement actions by the SEC, (ii) an inability for us to be accepted for listing on any national securities exchange in the near future, (iii) securities litigation, or (iv) a general loss of investor confidence, any one of which could adversely affect the Company’s business prospects and the market value of our common stock. Further, there are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. We could face additional litigation exposure and a greater likelihood of an SEC enforcement or other regulatory action if further restatements were to occur or other accounting-related problems emerge, which may adversely affect the Company’s financial condition, results of operations and cash flows.

We have granted liens on assets under the lease agreement for the Gainesville, Georgia facility.

AEON provides its services at its 28,000 square foot campus in Gainesville, Georgia. The landlord under the lease is Centennial Properties of Georgia, LLC, a Georgia limited liability company. Centennial is owned by Hanif Roshan, Chairman and Chief Executive Officer, Shawn Desai, Pyarali Roy and Sohail Ali, all of whom are former members, or spouses of former members, of AEON and have received and may in the future receive common stock from the AEON Acquisition. In connection with the lease agreement, as security for its rent and other obligations under the lease, AEON has provided to the landlord a first priority lien and security interest in substantially all of its assets. This security interest is subordinated to the liens granted to the holders of outstanding senior debt.

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

The Company’s success, including that of its laboratory operations, depends on the efficient and uninterrupted operation of its information technology systems. Information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions. A failure of the network or data gathering procedures could impede the processing of data, disrupt our ability to process laboratory requisitions, perform testing, and provide test results in a timely manner, bill the appropriate party, encumber the day-to-day management of the business and could result in the corruption or loss of data. Breaches with respect to protected health information could result in violations of HIPAA and analogous state laws and risk the imposition of significant fines and penalties. Failure of our information technology systems could adversely affect our business, profitability and financial condition. Despite any precautions the Company may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins, cybersecurity breaches and similar events could result in interruptions in the flow of data to the servers and from the servers to clients. In addition, any failure by the computer environment to provide required data communications capacity could result in interruptions in service. In the event of a delay in the delivery of data, the Company could be required to transfer data collection operations to an alternative provider of server hosting services. Such a transfer could result in delays in the ability to deliver products and services to clients. Finally, long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, acts of terrorism (particularly involving cities in which the Company has offices) and cybersecurity breaches could adversely affect the business. Although the Company carries property and business interruption insurance, the coverage may not be adequate to compensate for all losses that may occur.

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

Risks Related to Common Stock and Other Securities

Stockholders prior to the AEON Acquisition will be substantially diluted, and the former members of AEON will control a significant majority of the Company’s outstanding shares of common stock if the performance targets of the Merger Agreement are achieved.

The terms of the AEON Acquisition provide that the former members of AEON would have a controlling interest of the Company’s outstanding common stock if the earn-out targets were achieved. Pursuant to the Merger Agreement, at the closing the AEON members were issued 958,030 shares of common stock (equal to 19.9% of the outstanding shares of common stock as of the close of business on the business day immediately prior to the closing). The Merger Agreement further provided that the AEON members be issued an additional 240,711 shares of common stock (equal to 5% of the outstanding shares of the Company’s common stock) upon approval by stockholders of the issuance of common stock in accordance with the earn-out payment terms of the Merger Agreement. The shareholders of the Company approved the earn-out issuances on July 13, 2016, and these shares were issued in December 2016. Prior to the effectiveness of the Settlement Agreement, the former AEON members could, pursuant to the Merger Agreement, also earn additional shares of common stock to increase their aggregate holdings to up to 90% of the outstanding stock of the Company, based upon meeting the benchmark targets in the Merger Agreement, including delivering $16,000,000 in EBITDA for the calendar year ended 2015, which was achieved, and $100,000,000 in aggregate EBITDA for the calendar years 2016 through 2019. Following the Company’s determination that the 2015 EBITDA target was achieved, the Company issued 1,155,415 shares of common stock in December 2016, representing 24% of the issued and outstanding shares of common stock as of close of business on the business day immediately prior to the closing date.

As described in greater detail above, in July 2018, the Company, AEON and the Former Members entered into the Settlement Agreement, which, among other things, resolved certain disagreements among themselves relating to the interpretation of certain provisions of the Merger Agreement, including a number of elements of the Earn-out Payments. After giving effect to the Settlement Agreement, the following provisions now apply to the Earn-out Payments. If the EBITDA target for the three years ending December 31, 2018 (as adjusted in the Settlement Agreement) is achieved, we will issue the Former Members a fixed amount of 3,000,000 shares of common stock (instead of such number of additional shares as shall result in the Former Members holding 85% of the issued and outstanding shares of the Company’s common stock on a post-issuance and fully diluted basis). However, if the EBITDA target for 2018 is not achieved, but AEON achieves 75% of such EBITDA target, we will issue the Former Members a fixed amount of 2,250,000 shares of common stock. In the event the EBITDA target for the four-year period ending December 31, 2019 (as adjusted in the Settlement Agreement) is achieved, we will issue the Former Members a fixed amount of 4,000,000 shares of common stock (instead of such number of additional shares equal to an additional 5% of the total issued and outstanding shares of the Company on a post-issuance and fully diluted basis). We also agreed that if the EBITDA target for 2019 is not achieved, but AEON achieves 75% of such EBITDA target, then we will issue the Former Members a fixed amount of 3,000,000 shares of common stock. The Settlement Agreement also provides that if the earn-out target for 2019 is achieved, the Former Members would be entitled to an “earn-out credit” equal to the amount by which such target is exceeded, which would be applied to the determination of whether the 2018 earn-out target (or the adjusted 2018 target) was achieved. If this results in AEON achieving the 2018 earn-out target (at either level), then additional shares of common stock would be issued to the Former Members in accordance with the terms of the Settlement Agreement.

To the extent that these additional common shares are issued, substantial dilution to stockholders will occur, which may adversely impact the trading price of common stock and the terms on which we could raise additional equity capital. The sale of these shares of common stock may adversely affect the market price of the Company’s common stock and the stock price may decline substantially.

Further, pursuant to the Merger Agreement, we appointed Hanif A. Roshan, founder of AEON, as Chairman of the Company; and he also subsequently was named as the Company’s Chief Executive Officer. Due to such ownership position and board and management positions, the Former Members have significant influence over the outcome of future stockholder votes, including the election of directors and other significant business matters that require stockholder approval, and their interests may differ from the interests of other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These transactions might include proxy contests, tender offers, mergers or other business combinations or purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

The Company’s common stock is quoted on the OTCQB, which could adversely affect the market price and liquidity of the common stock.

The Company’s common stock is currently traded on the OTCQB tier of the OTC Market under the symbol “AGHC”. There is a limited trading market for the Company’s common stock and the bid and asked prices for its common stock on the OTCQB may fluctuate widely. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for the Company’s common stock, the ability of holders of the Company’s common stock to sell shares of the Company’s common stock, or the prices at which holders may be able to sell their common stock. Subsequently, investors may need to bear the economic risk of an investment in the Company’s securities for an indefinite period of time, which may hamper the Company’s ability to raise additional capital. Even if an active market develops for the common stock, Rule 144 promulgated under the Securities Act, which provides for an exemption from the registration requirements under the Securities Act, under certain conditions, requires a holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Securities Act. There can be no assurance that we will fulfill any reporting requirements in the future under the Securities Exchange Act of 1934, as amended, or disseminate to the public any current financial or other information concerning the Company, as is required by Rule 144 as part of the conditions of its availability. The liquidity of the Company’s common stock on the OTCQB is expected to be less than if such shares of common stock traded on a nationally-recognized exchange. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations for the price of the Company’s common stock, and the price of the common stock could suffer a significant decline. Delisting may also impair the Company’s ability to raise capital. If the Company’s common stock trading price remains below $5.00 per share, trading in the Company’s common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on NASDAQ that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if the share price were higher. This factor may also limit the willingness of institutions to purchase common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in the Company’s common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade the Company’s common stock.

The Company’s outstanding debt may impair financial and operating flexibility.

As of June 30, 2018, there was an aggregate principal amount of secured indebtedness of $3,209,651, consisting of an aggregate principal amount of $3,049,651 of senior secured convertible notes with a maturity date of March 20, 2019 and a secured note subordinated to the interests of the existing senior lenders in the principal amount of $160,000 to the Company’s former Chief Financial Officer, with a maturity date of June 15, 2018. We continue to make principal payments each month on the subordinated note while negotiating an extension. Subsequently, in July 2018, we completed the Note Restructuring Transaction, described above, and as of the filing date of this Annual Report on Form 10-K, our secured indebtedness consists of (i) an aggregate principal amount of $1,698,169 of senior secured convertible notes with a maturity date of March 20, 2020 and (ii) a maximum aggregate principal amount of $2.0 million of senior secured grid notes with an aggregate outstanding principal amount of $1,351,482 with a maturity date of June 30, 2020, and (ii) the remaining principal amount of $160,000 on the subordinated note. All of the outstanding notes contain covenants and events of default customary for transactions of this nature. For example, the outstanding senior secured notes include restrictions against incurring additional indebtedness and granting further security interests on the Company’s assets. Without the consent of the holders of these senior debt instruments, we must comply with these restrictions. Among the defined events of default are defaults of the Company’s payment obligations, breach of any material covenant or representation of the notes or the related transaction agreements, and the commencement of proceedings under applicable U.S. federal or state bankruptcy, insolvency, reorganization or other similar laws either against us or by us. In the event of default under the notes, a holder may require us to repay all or a portion of the outstanding principal, plus interest and certain of the outstanding debt instruments also require that any repayment due to a default will require immediate repayment of the principal and accrued and unpaid interest. If we are unable to consummate an additional financing prior to the maturity date of these debt instruments, or otherwise further extend or exchange them, we will be required to repay these securities, which may have an adverse effect on the Company’s cash position. If we are unable to make the scheduled principal and interest payments on these debt instruments or comply with applicable covenants contained therein, we may be in default under one or more these securities which would likely have a material adverse effect on the business, financial condition and results of operations. Further, if we are unable to repay the secured debt instruments when due, or upon an event of default, the holders could foreclose on the Company’s encumbered assets.

Since we have not paid dividends on our common stock, you may not receive income from an investment in our stock.

We have not paid any dividends on our common stock since inception and do not contemplate or anticipate paying any dividends on common stock in the foreseeable future. Earnings have been used to finance the development and expansion of the business. Accordingly, you may have to sell some or all common stock to generate cash. You may not receive a gain on the investment when you sell shares of the Company’s common stock and may lose the entire amount of the investment.

Possible volatility in the price of the Company’s common stock and limited trading volume could negatively affect us and our stockholders.

The price of shares of the Company’s common stock has been and is likely to continue to be volatile. During the 2018 fiscal year, the trading price of the Company’s common stock fluctuated from a high of $1.65 per share to a low of $0.43 per share. In the past, we have experienced a stock price drop following an announcement of disappointing earnings. Any such announcement in the future could lead to a similar drop in stock price. The price of the Company’s common stock could also be subject to wide fluctuations in the future due to a number of other factors, some of which are beyond the Company’s control, including:

•	quarterly variations in operating results;
•	announcements we or the Company’s competitors make regarding significant contracts, acquisitions, dispositions, strategic partnerships, or joint ventures;
•	additions or departures of key personnel;
•	the introduction of competitive offerings by existing or new competitors;
•	uncertainty about and customer confidence in the current economic conditions and outlook;
•	reduced demand for any given product; and
•	sales of the Company’s common stock.

The U.S. securities markets experience significant price and volume fluctuations. These fluctuations often have been unrelated to the operating performance of companies in these markets. Broad market and industry factors may lead to volatility in the price of the Company’s common stock, regardless of operating performance. Moreover, the Company’s stock has limited trading volume, and this illiquidity may increase the volatility of the Company’s stock price. In the past, following periods of volatility in the market price of an individual company’s securities, securities class action litigation has been instituted against that company. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

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

The Company believes that operating results for any quarter are not necessarily a meaningful indication of future results. While fluctuations in the Company’s quarterly operating results could negatively or positively affect the market price of the Company’s common stock, these fluctuations may not be related to the Company’s future overall operating performance.

The exercise of the Company’s outstanding options, restricted stock units and warrants, or conversion of outstanding convertible debt and convertible preferred stock, may depress the stock price and dilute ownership of the Company.

As of June 30, 2018, the following options, restricted stock units and warrants were outstanding:

●

Employee stock options to purchase approximately 265,000 shares of common stock at exercise prices ranging from $1.75 to $36.00 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $7.08 per share.

●

Director stock options to purchase approximately 545,000 shares of common stock at exercise prices ranging from $1.58 to $36.54 per share, all of which are exercisable. The weighted average exercise price of the outstanding and exercisable options is $3.08 per share.

●	Warrants to purchase approximately 3,459,000 shares of common stock with a weighted average exercise price of $3.65 per share and,
●	An aggregate of approximately 752,000 unvested restricted stock units.

There are presently outstanding 25,000 shares of Series E Convertible Preferred Stock, which the holder may convert into an aggregate of 187,500 shares of common stock at the initial conversion price of $4.00 per share. Further there is currently outstanding 605,000 shares of Series D Preferred Stock, which are convertible into an aggregate of 619,154 shares of common stock at the initial conversion rate of $9.77 per share (exclusive of any additional shares of common stock that we may elect to issue in lieu of paying cash dividends on the Series D Preferred Stock). Shares of common stock issued upon conversion of Series D or Series E Preferred Stock may be resold from time-to-time by a holder in accordance with Rule 144 under the Securities Act.

As of June 30, 2018, there was an aggregate principal amount of $3,049,651 of outstanding convertible debt, which, subject to certain limitations, may be convertible by holders into an aggregate of 2,541,375 shares of common stock. However, pursuant to the Note Restructuring Transaction consummated in July 2018, there is currently an aggregate principal amount of $1,698,169 of senior secured convertible notes, which is convertible into 1,415,140 shares of common stock.

To the extent that these securities are exercised or converted, or we issue additional common shares, dilution to stockholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of these securities can be expected to exercise or convert them at a time when we would expect to be able to obtain any needed capital on terms more favorable to us rather than the exercise and conversion terms provided by those securities. Further, in the event the conversion price of outstanding convertible debentures or shares of convertible preferred stock is lower than the actual trading price on the day of conversion, the holders could immediately sell their converted common shares, which would have a dilutive effect on the value of the outstanding common shares. The significant downward pressure on the trading price of common stock as preferred stock or debentures holders converted these securities and sell the common shares received on conversion could encourage short sales by the holders of preferred stock or other security holders. This would place further downward pressure on the trading price of common stock. Even the mere perception of eventual sales of common shares issued on the conversion of the shares of preferred stock or debentures could lead to a decline in the trading price of common stock.

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

On June 18, 2018, the Company’s Board of Directors declared and authorized payment of accrued dividends on its outstanding shares of Series D Convertible Preferred Stock in the aggregate amount of $936,756 and a dividend of the outstanding shares of its Series E Convertible Preferred Stock in the aggregate amount of $47,979. The dividends were paid subsequent to June 30, 2018. The Board determined to pay the dividends on the Series D Preferred Stock through the issuance of additional shares of common stock, in accordance with the terms and conditions of the Certificate of Designations, Preferences and Rights and Number of Shares of Series D Convertible Preferred Stock. The Company issued an aggregate of 94,354 shares of common stock in satisfaction of the dividends accrued on the Series D preferred stock. The holder of the Series E Preferred Stock agreed to accept payment of the dividend through the issuance of shares of common stock and the Company issued 39,383 shares of common stock in in satisfaction of the dividends accrued on the Series E preferred stock.

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

The Company’s stockholders approved an amendment to the Company’s Amended Certificate of Incorporation to restrict certain transfers of common stock (the “Protective Amendment”). The Protective Amendment is designed to prevent certain transfers of common stock that could result in an ownership change under Section 382 of the Internal Revenue Code and materially inhibit the Company’s ability to utilize its net operating losses under federal tax laws. As a result of the Protective Amendment, the Company’s shares of common stock are subject to transfer restrictions such that holders of common stock are restricted from attempting to transfer (which includes any direct or indirect acquisition, sale, transfer, assignment, conveyance, pledge or other disposition) any of the shares of common stock (or options, restricted stock units and warrants or other rights to acquire the common stock, or securities convertible or exchangeable into common stock) to the extent that such transfer would (i) create or result in an individual or entity becoming a 4.9% shareholder of the common stock for purposes of Section 382 of the Internal Revenue Code of 1986, as amended and the related Treasury Regulations (which are referred to as a “4.9 Percent Shareholder”) or (ii) increase the stock ownership percentage of any existing 4.9 Percent Shareholder. Transfers that violate the provisions of the Protective Amendment shall be null and void ab initio and shall not be effective to transfer any record, legal, beneficial or any other ownership of the number of shares which result in the violation of the Protective Amendment (which shares are referred to as “Excess Securities”). Instead, the purported transferee would be required, upon demand by the Company, to transfer the Excess Securities to an agent designated by the Company for the limited purpose of consummating an orderly arm’s length sale of such shares. The net proceeds of the sale will be distributed (i) to reimburse the agent for any costs associated with the sale, (ii) to the purported transferee to the extent of the price it paid, and (iii) any additional amount will be distributed to a charitable beneficiary. If the Excess Securities are sold by the purported transferee, such person will be treated as having sold the excess stock on behalf of the agent and will be required to remit all proceeds to the Company’s agent. To the extent permitted by law, any stockholder who knowingly violates the Protective Amendment will be liable for any and all damages we suffer as a result of such violation. The Protective Amendment has an “anti-takeover” effect because, among other things, it restricts the ability of a person, entity or group to accumulate more than five percent of the Company’s common stock and the ability of persons, entities or groups now owning more than five percent of the outstanding shares of common stock from acquiring additional shares of the Company’s common stock without the approval of the board.

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

We lease this facility from Centennial Properties of Georgia, LLC under a lease agreement commencing April 2014, as amended January 20, 2016. The lease provides for a term of 12 years expiring March 2026. The lease payments range from $48,000 to a maximum of $60,000. In connection with the lease agreement, as security for its rent and other obligations under the lease, AEON has provided to the landlord a first priority lien and security interest in substantially all of its assets, subordinated to the security interests of our assets held by our senior lenders. The landlord under the lease is Centennial Properties of Georgia, LLC, a Georgia limited liability company. Centennial is owned by Sonny Roshan, Shawn Desai, Pyarali Roy and Sohail Ali, all of whom are either former members, or whose spouses were former members, of AEON and have received and may in the future receive common stock from the Merger. The remaining lease payments are as follows:

Monthly Rent	Start	End
($)

49,500	02/01/18	03/31/19
51,000	02/01/19	03/31/20
52,500	02/01/20	03/31/21
54,000	02/01/21	03/31/22
55,500	02/01/22	03/31/23
57,000	02/01/23	03/31/24
58,500	02/01/24	03/31/25
60,000	02/01/25	03/31/26

The Company entered into a lease agreement with Hanif A. (“Sonny”) Roshan (the “landlord”) to lease a residential premises at 5455 Golf View Drive, Braselton, Georgia 30517 for a term of 1 year beginning on January 1, 2018 and ending December 31, 2018 for a fixed monthly rent of $7,500 due and payable by the first day of each month. The lease is renewable with a 3% increase in rent for each renewal. The tenant is responsible for utilities and insurance with the landlord responsible for maintenance and taxes on the premises.

Item 3.	Legal Proceedings.

In the case captioned Medlogic, LLC and Malena F. Badon v. Peachstate Health management, LLC., et al., now pending in the 15th Judicial District Court, Lafayette Parish, State of Louisiana, Docket No.: 2015-0151 I, the Company is the defendant in a case where the Plaintiffs, as independent contractors, allege they are owed certain commissions that they purportedly earned while marketing the Company’s products and services. The Company believes the contractors were overpaid and has asserted a counterclaim for reimbursement of such overpayments. The Company intends to vigorously defend the claim and pursue its counterclaim. The parties have completed initial discovery and the matter remains pending. The Company believes the resolution of this matter will not have a material effect on its financial statements.

Prior to the completion of the merger, AT&T provided various communication services and equipment to the Company, including facsimile lines. AT&T has claimed that the Company owes approximately $500,000 to it for such services. The Company continues to negotiate with AT&T to seek a compromise of such amount. To the Company’s knowledge, no proceedings have been commenced regarding this matter, and the Company has accrued the full amount of its potential liabilities on its financial statements as of the fiscal year ended June 30, 2018.

Regarding the termination of the Company’s relationship with certain executives, including the former Chief Executive Officer of Authentidate Holding Corp., O’Connell Benjamin, the Company has been reviewing its severance obligations and the vesting of post-termination provisions. The Company believes it has accrued all related severance costs as of June 30, 2018, related to past terminations. The former Chief Executive Officer commenced an arbitration proceeding before the American Arbitration Association (“AAA”) on or about June 22, 2016 requesting severance compensation of $341,620 and other benefits, including the vesting of certain stock option awards, pursuant to an employment agreement. The parties opted to pursue mediation in their attempt to resolve the matter, and a mediation session was held on October 30, 2017, but no resolution was reached. The Company believes it has valid defenses to Mr. Benjamin’s claims and intends to defend this matter accordingly as the arbitration process ensues.

On May 3, 2017, the Company received notice from the Office for Civil Rights (“OCR”) of the U.S. Department of Health and Human Services (“DHHS”) informing the Company that the OCR is conducting a review of the Company’s compliance with applicable Federal Standards for Privacy of Individually Identifiable Health Information and/or Security Standards for the Protection of Electronic Protected Health Information (“ePHI”). The OCR is the division of DHHS charged with enforcing HIPAA, and its privacy, security and data breach rules. The OCR compliance review covers both the Company’s telehealth business and its clinical laboratory operations. The OCR reviewed the Company’s premises and conducted interviews on May 23, 2017 and the Company continues to work on a resolution with the OCR. The OCR may, among other things, require a corrective action, issue penalties, or reach a monetary settlement. The Company does not expect a material adverse determination on its consolidated financial position, results of operations, and cash flows.

The Company is the plaintiff in a case captioned Peachstate Health Management, LLC d/b/a Aeon Clinical Laboratories v. Radius Foundation, Inc. and William Bramlett, Ph.D., filed on June 13, 2017, in the State Court of Hall County, State of Georgia, Case No.: 2017-SV-312-Z. Judgement in the amount of $116,865 was awarded by the court on March 29, 2018, against the corporate defendant. The Company continues to pursue its claims against the individual co-defendant and is presently negotiating a compromised settlement of all claims with all parties.

The Company is the plaintiff in a case captioned Peachstate Health Management, LLC d/b/a Aeon Clinical Laboratories v. Trimana LLC d/b/a Via Medical Center filed on April 29, 2016, in the State Court of Hall County, State of Georgia, Case No.: 2016-SV-246D. Judgement in the amount of $104,652 was awarded by the Court on March 12, 2018. The Company continues to pursue its collection efforts against the defendant.

The Company is the defendant in an action captioned Cogmedix, Inc. v. Authentidate Holding Corp. in the Superior Court of Worcester County, Commonwealth of Massachusetts, Case No.: 1685CV013188. Suit was filed on September 6, 2016, based upon a purchase order dated December 6, 2013, alleging the principal amount of $227,061, and accumulating interest and attorney fees. On February 15, 2018, judgement in the amount of $320,638 was awarded. The Company is seeking to reach a mutually amicable settlement with the plaintiff.

The Company, its Chief Executive Officer, and certain yet identified persons are defendants in a case captioned Carlotta Miraflor v. Peachstate Health Management, LLC d/b/a Aeon Global Health, et al., filed on October 4, 2017 in the United States District Court for the Central District of California, Case No.: 5:17-CV-02046-DSF-SP. Service of the Summons and Complaint was made on January 3, 2018 and an Answer denying liability was timely filed with the Court Clerk. The plaintiff is a principal of a corporate independent contractor which planned to provide marketing services to the Company pursuant to a services agreement. The lawsuit was preceded by a Dismissal and Notice of Rights by the U.S. Equal Employment Opportunity Commission in July 2017, on the basis that the Plaintiff was determined to be a principal of a corporate independent contractor. Notwithstanding this ruling the Plaintiff has initiated suit alleging wrongful termination, retaliation, harassment, and other claims. The lawsuit seeks monetary damages for Plaintiff’s alleged loss of earnings, emotional distress, punitive damages, and attorneys’ fees and costs. The Company believes it has strong defenses to Plaintiff’s allegations and intends to vigorously defend the claim. Management is unable to determine at this time whether this claim will have a material adverse impact on the Company’s financial condition, results of operations, or cash flow.

On September 15, 2015 the Company executed an amendment to the lease for its replacement offices in New Jersey. The term of the lease was for six years with annual rentals ranging from approximately $135,000 in the first year to $148,000 in the final year. The lease provided the Company with opportunities for its early termination by the tender of a pre-negotiated amount on the 18th, 27th, and 36th month anniversary dates of the amendment. As part of the lease’s terms, the Company provided a letter of credit in the approximate amount of $121,000 as security for its lease payments. In July of 2017, the Company vacated the premises, and the landlord took possession of both the premises and the aforementioned letter of credit monies in the first quarter of fiscal year 2018. The Company is evaluating its possible lease obligations and considering its alternatives, and although not guaranteed, expects to be successful.

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

Prior to the AEON Acquisition, AEON was a privately-held limited liability company and its membership interests did not trade on any market or exchange. Effective as of August 17, 2017, the Company’s common stock began trading on the OTCQB tier, an electronic quotation service operated by the OTC Markets Group, Inc., under the symbol “ADAT”. Effective February 1, 2018, the Company began trading on the OTCQB under the new trading symbol “AGHC”. During the 2017 fiscal year, AHC common stock traded on the OTC Pink market tier of the OTC Markets Group Inc. From January 29, 2016 until June 30, 2016, the Company’s common stock traded on the OTCQB market tier and Prior to January 29, 2016, the Company’s common stock traded on The NASDAQ Capital Market. The following table sets forth for the common stock, the high and low bid prices for the periods reflected below, as quoted on the OTCQB tier for the 2018 fiscal year and on the OTC Pink Tier for our 2017 fiscal year. All prices reflect our reverse 1 for 9 reverse stock split effective January 22, 2016. Other than for the periods on which the common stock was listed on The NASDAQ Capital Markets, all prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	High	Low

For the year ended June 30, 2018
First Quarter	$1.65	$1.11
Second Quarter	1.65	0.40
Third Quarter	1.09	0.51
Fourth Quarter	1.25	0.55

For the year ended June 30, 2017
First Quarter	$4.08	$2.68
Second Quarter	3.97	3.01
Third Quarter	3.65	1.78
Fourth Quarter	2.33	1.06

As of June 30, 2018, there were approximately 370 holders of record of the Company’s common stock. The number of record holders may not be representative of the number of beneficial owners because many of the shares of common stock are held by depositories, brokers or other nominees.

Dividend Policy

The Company currently has 25,000 shares of Series E Preferred Stock outstanding which have the right to receive dividends equal to an annual rate of 5% of the issue price payable on a semi-annual basis and 605,000 shares of Series D Preferred Stock outstanding which have the right to receive dividends equal to an annual rate of 5% of the issue price payable on a semi-annual basis. The shares of Series E Preferred Stock were issued in March 2017 in exchange for the surrender of the previously outstanding shares of Series B Preferred Stock, plus accrued but unpaid dividends thereon.

               On June 18, 2018, the Company’s Board of Directors declared and authorized payment of accrued dividends on its outstanding shares of Series D Convertible Preferred Stock in the aggregate amount of $936,756 and accrued dividends on its outstanding shares of its Series E Convertible Preferred Stock in the aggregate amount of $47,979. The dividend obligation was satisfied subsequent to June 30, 2018. The Board determined to satisfy the dividends on the Series D Preferred Stock through the issuance of additional shares of common stock, in accordance with the terms and conditions of the Certificate of Designations, Preferences and Rights and Number of Shares of Series D Convertible Preferred Stock. The Company issued an aggregate of 94,354 shares of common stock in satisfaction of the dividends accrued on the Series D preferred stock. The holder of the Series E Preferred Stock agreed that the dividend obligation would be satisfied through the issuance of shares of common stock and the Company issued 39,383 shares of common stock in satisfaction of the dividends accrued on the Series E preferred stock.

Sales of Unregistered Securities Unregistered Securities

Except as previously reported in our filings with the SEC and as described elsewhere in this Annual Report on Form 10-K, we did not sell unregistered securities during the quarter ended June 30, 2018.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about the Company’s common stock that may be issued upon the exercise of options under the Company’s equity compensation plans as of June 30, 2018 which consisted of the 2011 Plan, the 2010 Employee Stock Options Plan, 2000 Employee Stock Option Plan, as amended, and the 2001 Non-Employee Director Stock Option Plan, as amended.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options and Warrants		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (A)
Equity Compensation Plans Approved by Stockholders	1,562,796	(1)	$3.37	(4)	181,648	(2)

Equity Compensation Plans Not Approved by Stockholders	97,222	(3)	12.26		N/A

Total	1,660,018		$3.89		181,648

(1)	Includes awards in the form of options and restricted stock units granted under our 2001 Director Plan, our 2000, our 2010 Employee Option Plans and our 2011 Omnibus Equity Incentive Plan.

(2)	Reflects the remaining shares available for issuance as of June 30, 2018 pursuant to our 2011 Plan.

(3)

See Note 10 of Notes to Consolidated Financial Statements included in the company's Annual Report on Form 10-K for the fiscal year ended June 30, 2018 for information related to common stock purchase warrants issued to certain consultants.

(4)	The calculation of the weighted-average exercise price of the outstanding options excludes shares of common stock included in column (a) that are issuable upon the vesting of then-outstanding RSUs.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this Form 10-K. Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, words such as “may,” “should,” “seek,” “believe,” “expect,” anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company’s future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. These factors are discussed in this report and from time-to-time in other reports that we file with the SEC. We expressly disclaim any obligation to update or revise any forward-looking statements, whether due to new information, future events or otherwise, except as required by law.

The Aeon Acquisition

On January 27, 2016, AEON was merged into a newly formed acquisition subsidiary of AHC (the “Aeon Acquisition”) pursuant to a definitive Amended and Restated Agreement and Plan of Merger dated January 26, 2016, as amended on May 31, 2016 and December 15, 2016 (collectively the “Merger Agreement”). The merger certificate was filed with the Secretary of State of Georgia on January 27, 2016, and AEON survived the merger as a wholly-owned subsidiary of AHC. Subsequently, effective January 31, 2018, the Company changed its corporate name to Aeon Global Health Corp. The acquisition of AEON requires us to pay certain Earn-out Payments (as defined and described below) to the former members of AEON upon achievement of certain financial milestones. The Earn-out Payments must be paid in shares of our common stock. In accordance with the Merger Agreement, the members of AEON prior to the effective time of the AEON Acquisition became holders of shares of common stock, issuable in tranches as described below. The closing of the AEON Acquisition occurred on January 27, 2016 and the Company filed a Current Report on Form 8-K on February 1, 2016 regarding the AEON Acquisition in accordance with SEC regulations.

Pursuant to the terms of the Merger Agreement and the relevant provisions of the Settlement Agreement, among other things:

•	Following the AEON Acquisition, AEON is operated as a separate entity.

•

The former members of AEON prior to the effective time of the AEON Acquisition became holders of shares of common stock issuable in tranches as follows (the payments referred to in paragraph (b) through (f) below are hereinafter be referred to as the “Earn-out Payments”:

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

(d)

In the event AEON achieves EBITDA (as adjusted in accordance with the Merger Agreement) of at least $21,483,749, in the aggregate, for the three calendar years ending December 31, 2018, (the “2018 Target”) then, on October 1, 2019,  subject to completion of the audited financial statements of AEON for the calendar year ending Decembre 31, 2018, the Company will issue the Former Members a fixed amount of 3,000,000 shares of the Company’s common stock (instead of such number of additional shares such that the total number of shares of the Company’s common stock issuable to the Former Members shall equal 85% of the issued and outstanding shares of the Company’s common stock on a post-issuance and fully diluted (as was defined in the Merger Agreement) basis). However, if the 2018 Target is not achieved, but AEON achieves EBITDA for the three calendar years ending December 31, 2018 of at least 75% of the 2018 Target, then on October 1, 2019, the Company shall issue the Former Members a fixed amount of 2,250,000 shares of the Company’s common stock.

(e)

In the event AEON achieves EBITDA (as adjusted in accordance with the Merger Agreement) of at least $32,600,530, in the aggregate, for the four calendar years ending December 31, 2019 (the “2019 Target”), the Company will issue to the Former Members a fixed amount of 4,000,000 shares of the Company’s common stock (instead of such number of additional shares equal to an additional 5% of the total issued and outstanding shares of the Company on a post-issuance and fully diluted (as was defined in the Merger Agreement) basis; resulting in the Former Members owing 90% of the issued and outstanding shares of the Company). However, if the 2019 Target is not achieved, but AEON achieves EBITDA for the four calendar years ending December 31, 2019 of at least 75% of the 2019 Target, then the Company shall issue the Former Members a fixed amount of 3,000,000 shares of the Company’s common stock.

(f)

The Settlement Agreement also provides that if the 2019 Target is achieved, the Former Members would be entitled to an “earn-out credit” equal to the amount by which such target is exceeded. If an earn-out credit is available and AEON did not achieve the 2018 Target (or the adjusted 2018 Target), the earn-out credit would be applied to its EBITDA for the 2018 Target and then the determination of whether the 2018 Target was achieved (at either the full or the 75% level) will be recomputed. If the addition of the earn-out credit results in AEON achieving the 2018 Target (at either level) then a number of additional shares of common stock shall be issued to the Former Members in accordance with the terms of the Settlement Agreement.

Basis of Presentation

On January 27, 2016, AEON completed the transactions contemplated by the Merger Agreement with AHC under which AEON merged with a wholly-owned subsidiary of AHC, operating as a separate entity. The merger was accounted for as a reverse acquisition with AEON treated as the acquirer for accounting purposes. As such, the financial statements of AEON were treated as the historical financial statements of the Company. For the periods prior to the closing of the reverse acquisition the disclosure below relates to the historical business and operations of AEON.

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

AEON’s services are paid for through a mix of reimbursement from Medicare, Medicaid and private health insurance along with a direct pay clientele. Currently, the top 50 payors represent over 90% of AEON’s billings with over 55% of these billings representing in-network insurance charges versus an industry average of 43.2%. For the fiscal year ended June 30, 2018, one customer accounted for approximately 20% of AEON’s revenue.

AEON supports its national client base from its Gainesville, Georgia headquarters. AEON is focused on technology innovation and efficiency, utilizing state of the art testing equipment and its proprietary methodologies to provide some of the fastest and most reliable test results in the nation. AEON focuses on a service model that emphasizes the importance of the test result for both the medical provider and their patient. By focusing on fast, accurate turnaround of test results and the ability to integrate directly with the electronic medical records of clients, AEON believes it can provide a unique service that larger clinical laboratories cannot match. Because of the emphasis on its service model, AEON believes it is ideally positioned to be a preferred lab provider for personalized medicine. While the majority of AEON’s current testing volume is in toxicology, AEON has recently placed its focus and emphasis on growing its DNA pharmacogenomics and cancer genetic testing services in response to rapidly growing market demand for personalized medical testing.

Overview of AHC Business

AHC provides secure web-based revenue cycle management applications and telehealth products and services that enable health care organizations to (i) increase revenues, (ii) improve productivity, (iii) reduce costs, (iv) organize care for patients, and (v) enhance related administrative and clinical workflows and compliance with regulatory requirements. AHC’s web-based services are delivered as Software as a Service (SaaS) to its customers interfacing seamlessly with billing and document management systems. These solutions incorporate multiple features and security technologies such as business rules-based electronic forms, intelligent routing, transaction management, electronic signatures, identity credentialing, content authentication, automated audit trails and remote patient management capabilities. Both web and fax-based communications are integrated into automated, secure and trusted workflow solutions.

Outlook and Trends

The health care system in the United States is evolving and significant change is taking place in the system. We expect that the evolution of the health care industry will continue, and that industry change is likely to be extensive. There are a number of key trends that are having, and that we expect to continue to have, a significant impact on the diagnostic information services business in the United States. These trends present both opportunities and risks. Nevertheless, because of the nature of the services we provide, we believe that the industry will continue to grow over the long-term and that we are well positioned to benefit from the long-term growth expected in the industry.

Consistent with the last few years, we experienced additional reimbursement pressure for the AEON business during fiscal 2018, and we expect this trend to continue for fiscal 2019. Health care market participants, including governments, are focusing on controlling costs by (i) changing reimbursement for health care services (including but not limited to a shift from fee for service to capitation), (ii) changing medical coverage policies (e.g., health care benefits design), (iii) pre-authorization of laboratory testing, (iv) requiring co-pays, (v) introducing laboratory spend management utilities, and payment, and (vi) patient care innovations. As health plans and government programs require greater levels of patient cost-sharing, patient collections could be negatively impacted and adversely impact bad debt expense and potentially causing a shift to capitation arrangements where we agree to a predetermined monthly reimbursement rate for each member enrolled in a restricted plan, regardless of volume or our cost of services.

Fees for the laboratory services we provide are reimbursed by Medicare, Medicaid and commercial payors and are established in the CLFS. Historically, these fee schedules are subject to annual adjustments. During the fiscal year ended June 30, 2018, approximately 41% of the Company’s laboratory testing revenue was reimbursed from Medicare under the CLFS with the balance of the Company’s revenue derived from commercial insurance providers and Medicaid. For the fiscal year ended June 30, 2017, toxicology testing represented approximately 95% of all of laboratory testing services that the Company provided. Further, during the fiscal year ended June 30, 2018, approximately 95% of the Company’s revenues from laboratory testing services were derived from the provision of toxicology testing services.

Over the past several years, the Company has experienced governmental reimbursement reductions as a direct result of the Patient Protection and Affordable Care Act (“ACA”) and other laws. The Protecting Access to Medicare Act (“PAMA”), which became law on April 1, 2014, is expected to result in a future net reduction in reimbursement revenue under the CLFS. These laws include provisions designed to control health care expenses reimbursed by government programs through a combination of reductions to fee schedules, incentives to physicians to participate in alternative payment models such as risk-sharing and new methods to establish and adjust fees.

Beginning in calendar 2016, commercial and government payors focused on reducing payments to clinical laboratories by imposing more stringent payment guidelines in their adjudication processes. Additionally, effective January 2016, CMS significantly reduced the unit reimbursement rate for many of the tests typically performed by the Company, along with the number of tests that CMS would reimburse. Because Medicare and Medicaid accounts for close to 50% of our annual revenue, this reduction in reimbursement rates had a substantial negative impact on 2016 revenue.   During calendar year 2017, CMS reimbursement rates for the tests we performed increased by an average of 18% to $253.87 and decreased 2.7% to $246.92 for calendar year 2018.

We experienced an overall decrease in revenues for the fiscal year ended June 30, 2018, as compared to the year ended June 30, 2017, which was largely caused by the impact of (i) one customer moving much of its work internally, (ii) a slowdown in reimbursements from two payors caused by the application of more stringent payment guidelines, and (iii) severe weather experienced in the southeastern United States.

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

During 2017 and 2018, the President of the United States and the federal legislature also have taken substantial efforts in an attempt to repeal and replace the ACA. Further Congressional efforts to repeal, amend, replace, or reform the ACA are possible, and the individual mandate component of the ACA was repealed as part of the Tax Cuts and Jobs Act of 2017. If additional legislation were to be enacted, it could have a significant impact on the U.S. health care system. The ongoing uncertainty regarding the ACA could create uncertainty generally in the health care market. Also, the trend of consolidating, converging and diversifying among customers and payers has continued. Consolidation is increasing price transparency and bargaining power and encouraging internalization of clinical testing.

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

Critical Accounting Policies

The Company’s Critical Accounting Policies are listed in Note 2 of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during fiscal 2018, and certain accounting standards that we have not yet required to implement may be applicable to future operations.

Results of Operations

Fiscal Year ended June 30, 2018 Compared to Fiscal Year ended June 30, 2017

Revenues for the year ended June 30, 2018 were $16,301,144 compared to $20,198,771 for the prior year. As discussed above, this decrease in revenue was primarily due to the impact of (i) one customer moving much of its work internally, (ii) a slowdown in reimbursements from two payors caused by the application of more stringent payment guidelines, and (iii) severe weather experienced in the southeastern United States. We generate the substantial portion of our revenues from the operations of our AEON business.

Cost of revenue decreased to $3,802,174 (23.3% of revenue) for the year ended June 30, 2018 compared to $4,200,445 (20.8% of revenue) for the prior year. The decrease in revenue caused the variable component of cost of revenue (labor and materials) to be lower in fiscal year 2018, and the fixed portion of cost of revenue (rent and utilities) caused the percentage of revenue to be higher in fiscal year 2018.

Gross margin decreased to $12,498,970 or 76.7%, of revenue for the year ended June 30, 2018 compared to $15,998,326 or 79.2% for the prior year. See explanation above in “Cost of revenue”.

Selling general and administrative (“SG&A”) expenses decreased to $11,695,164 or 71.7% of revenue for the year ended June 30, 2018 as compared to $14,288,727, or 70.7% for the prior year. SG&A decreased in fiscal year 2018 primarily due to payroll expense and commission expense reductions.

Share based compensation increased to $781,858 for the year ended June 30, 2018 compared to $286,984 in the prior year primarily due to issuance of restricted stock units during fiscal 2018 in lieu of cash compensation to our CEO and certain other employees.

 Depreciation and amortization expense was $802,484 for the year ended June 30, 2018 compared to $1,667,237 for the prior year. The decrease in the current year is due to legacy assets being written off at June 30, 2017 and AEON fixed assets becoming fully depreciated.

In accordance with ASC 350, third-party consultants performed a June 30, 2017 valuation of goodwill and other intangibles. The Company wrote-off the entire amount of goodwill, trademarks and acquired technologies resulting from the reverse merger, which totaled $5,134,676 in the year ended June 30, 2017. No such impairment charges occurred in the year ended June 30, 2018.

Other income (expense) was an expense of ($1,122,937) and ($46,435) for the fiscal years ended June 30, 2018 and 2017, respectively. The change in the fair value of derivative liabilities was an expense of ($772,585) and income of $828,382 for the fiscal years ended June 30, 2018 and 2017, respectively.  Interest expense decreased significantly due to lower interest rates on notes payable beginning in March 2017.

Income tax expense was ($6,096,902) and ($26,647,781) for the fiscal years ended June 30, 2018 and 2017, respectively.  The expense in both years primarily related to the decrease in the deferred tax asset (DTA).  The composition of the write down of the DTA for the fiscal year 2018 was $4,490,800 primarily due to the impact of the Tax Cuts and Jobs Act, adopted in December 2017, and $1,587,890 for expirations of net operating losses which caused a portion of the DTA to be unusable.  In fiscal year 2017, $26,345,793 of the income tax expense related to the write down of the DTA based on prior year income statement projections.

Net loss available to common shareholders for the year ended June 30, 2018 was $8,340,133 or $1.15 basic and diluted loss per common share compared to a net loss available to common shareholders of $32,432,346 or $4.51 per basic and diluted common share in fiscal 2017. The decrease in our net loss was primarily due to a decreased tax provision and prior year impairments.

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

Cash Flows

At June 30, 2018 cash and cash equivalents amounted to $723,352 and total assets as of that date were $10,975,255. Since June 30, 2017 cash and cash equivalents decreased by $398,411. Currently, available cash and cash equivalents as of the filing date of this Annual Report on Form 10-K is $855,000 and current estimated monthly operational requirements are approximately $1,200,000. Net cash used by operating activities for the year ended June 30, 2018 was $888,585, net cash provided by financing activities was $500,000, and total cash used was $398,411.

Going Concern

As of the filing date of this Annual Report on Form 10-K, and after giving effect to the recent note exchange transaction described in greater detail in Note 8 of the Notes to Consolidated Financial Statements, there is outstanding an aggregate principal amount of $3,209,651 of notes, consisting of (i) an aggregate principal amount of $1,698,169 of senior secured convertible notes with a maturity date of March 20, 2020, (ii) a maximum aggregate principal amount of $2.0 million of senior secured grid notes with an aggregate outstanding principal amount of $1,351,482 with a maturity date of June 30, 2020, and (iii) a secured note subordinated to the interests of the existing senior lenders in the principal amount of $160,000 with a maturity date of June 15, 2018. We continue to make principal payments each month on this subordinated note while negotiating an extension. We expect existing resources, revenues generated from operations, and proceeds received from other transactions we are considering (of which there can be no assurance) to satisfy working capital requirements for at least the next twelve months, however, no assurances can be given, that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy our other obligations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. Accordingly, the Company needs to raise additional capital and is exploring potential transactions to improve its capital position. Unless we increase revenues substantially or generate additional capital from other transactions, current cash resources will only satisfy working capital needs for a limited period of time.

The Company does not have a bank line-of-credit or other fixed source of capital reserves and is exploring potential transactions to improve its capital position to ensure it is able to meet financing and working capital requirements. We would expect to raise additional funds through obtaining a credit facility from an institutional lender or undertaking private debt financings. Raising additional funds by issuing equity or convertible debt securities may cause stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of other stockholders. Raising additional funds through debt financing or preferred stock, if available, may involve covenants that restrict the Company’s business activities and options and such additional securities may have powers, designations, preferences or rights senior to currently outstanding securities. We may also enter into financing transactions which involve the granting of liens on the Company’s assets or which grant preferences of payment from its revenue streams, all of which could adversely impact the Company’s ability to rely on revenue from operations to support ongoing operating costs. Alternatively, we may seek to obtain new financing from existing security holders, which may include reducing the exercise or conversion prices of outstanding securities, or the issuance of additional equity securities. Currently, we do not have any definitive agreements with any third parties for such transactions and there can be no assurance that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the Company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially or potentially suspend operations, any of which would have a material adverse effect on the Company’s business, financial condition and results of operations.

Management has concluded that due to the conditions described above, there is substantial doubt about the entity’s ability to continue as a going concern. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance and revenues from current operations will provide sufficient capital to continue operations through fiscal 2019. While our plan is to raise capital from commercial operations and/or product partnering opportunities to address our capital deficiencies and meet our operating cash requirements, there is no assurance that our plans will be successful. If we fail to generate sufficient capital from commercial operations or partnerships, we will need to seek capital from other sources and risk default under the terms of our existing loans. We cannot assure you that financing will be available on favorable terms or at all. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Furthermore, despite our optimism regarding the future of the Company, even in the event that the Company is adequately funded, there is no guarantee that any of our services will perform as hoped or that such services can be successfully commercialized.

Contractual Commitments

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Leases
Operating	$5,590,001	$740,000	$1,542,001	$1,373,000	$1,935,000
Capital	12,000	12,000	-	-	-
Total lease obligations	5,602,001	752,000	1,542,001	1,373,000	1,935,000
Total debt obligations	3,364,908	3,364,908	-	-	-
Total obligations	$8,966,909	$4,116,908	$1,542,001	$1,373,000	$1,935,000

AEON leases its facilities under a lease agreement dated March 1, 2014, as amended January 20, 2016. The lease, as amended, provided for a term of 12 years expiring March 2026. In connection with the lease agreement, as security for its rent and other obligations under the lease, AEON has provided to the landlord a first priority lien and security interest in substantially all of its assets. Such lien is subordinated to the liens granted to the holders of our senior debt. See Item 2 of this Annual Report on Form 10-K for additional information regarding the lease payments due under this lease agreement.

The landlord under the lease is Centennial Properties of Georgia, LLC, a Georgia limited liability company. Centennial is owned by Sonny Roshan, Shawn Desai, Pyarali Roy and Sohail Ali, all of whom are former members, or their spouses were former members, of AEON and have received and may in the future receive common stock from the Merger.

The Company entered into an amended lease for its offices in New Jersey in September 2015, which has a term of six years and annual rentals ranging from approximately $135,000 in the first year to $148,000 in the final year. The lease also provides the Company with a one-time option to renew the lease for a term of five years at the then-current market rate and, provided the Company pays an early termination fee, allows the Company an early termination option on each of the 18th month, 27th month, and 36th month anniversary dates of the effective date of the amendment. As part of the lease agreement, the Company reduced its letter-of-credit securing its lease payments to approximately $121,000. The Company is currently in negotiations to terminate this lease obligation and although not guaranteed, expects to be successful during fiscal year 2019. The Company is evaluating its possible lease obligations and considering its alternatives, and although not guaranteed, expects to be successful.

Other Matters

The events and contingencies described below have impacted or may impact our liquidity and capital resources.

In connection with the private placement of Series D Preferred Stock in June 2013, we issued 665,000 shares of Series D 5% Convertible Preferred Stock. Presently there are 605,000 shares of Series D Preferred Stock outstanding. The shares of Series D Preferred Stock are convertible into 619,154 shares of common stock at the conversion rate of $9.77139 per share. Each share of Series D Preferred Stock has a stated value of $10.00 per share. The Company has the right to repurchase these shares at the stated value per share, plus accrued and unpaid dividends and to require the holders to convert such securities into common stock at any time commencing on the six-month anniversary date of the issue date. The Series D Preferred Stock pays dividends at the rate of 5% per year, payable in cash or shares of common stock, at the Company’s option, subject to certain limitations. At June 30, 2018, the Company had accrued dividends on the shares of Series D Preferred Stock of $936,756, which were subsequently satisfied through the issuance of common stock in July 2018.

Further, there are 25,000 shares of Series E Preferred Stock outstanding which also accrued dividends at the annual rate of 5% of the issue price payable on a semi-annual basis. The shares of Series E Preferred Stock were issued in March 2017 in exchange for the surrender of the previously outstanding shares of Series B Preferred Stock. At June 30, 2018, the Company had accrued dividends on the shares of Series E Preferred Stock of $47,979, which were subsequently satisfied through the issuance of common stock in July 2018.

On March 1, 2017, the Company extended the expiration date of an aggregate of 309,547 outstanding common stock purchase warrants which were originally issued in March and September 2012 in separate private placements of the Company’s securities. Of the warrants extended, an aggregate of 124,370 warrants would otherwise have expired on March 15, 2017, and 185,177 would have expired on September 29, 2017. In both cases, the expiration date of the warrants has been extended to September 29, 2018. These warrants have an exercise price of $12.06 per share. Other than the extension of the term of these warrants, the provisions of the warrants remain unchanged.

Debt Exchange and Restructuring Transactions

March 2017

On March 20, 2017, the Company entered into a note exchange agreement with the holders of an aggregate principal amount of $2,170,000 of outstanding promissory notes (the “Original Notes”), which were due and payable, pursuant to which the Company agreed to issue the holders of such notes, in consideration of the cancellation of the Original Notes, new promissory notes in the aggregate principal amount of $2,545,199, which were equal to the sum of the aggregate principal amount of the original notes plus the accrued but unpaid interest on the Original Notes (the “Senior Notes”). The Senior Notes are convertible into shares of the Company’s common stock at an initial conversion price of $2.03 per share. Based on the initial conversion prices, the Senior Notes were convertible into up to 1,253,792 shares of common stock. If the Company issued or sold shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that was less than conversion price then in effect, such conversion price would be decreased to equal 85% of such lower price. The foregoing adjustments to the conversion price would not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. In addition, the conversion price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. All the Senior Notes had a maturity date of one year from the closing date.

The Senior Notes earn interest at a rate of 5% per annum with interest payable upon maturity, the conversion of the Senior Notes or on any earlier redemption date. Commencing one month after the Company’s common stock is listed for trading on national securities exchange the Company will have the right to redeem all or any portion of the outstanding principal balance of the Senior Notes, plus all accrued but unpaid interest at a price equal to 110% of such amount. The holders of the Senior Notes have the right to convert any or the entire amount to be redeemed into common stock prior to redemption. Subject to certain exceptions, the Senior Notes contain customary covenants against incurring additional indebtedness and granting additional liens and contained customary events of default. Upon the occurrence of an event of default under the Senior Notes, the holders have the right to require the Company to repay all or a portion of the note in cash, at a price equal to 110% of the principal, plus accrued and unpaid interest.

In connection with the above note exchange transaction consummated in March 2017, the Company exchanged all outstanding shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) for shares of a new series of convertible preferred stock designates as Series E Convertible Preferred Stock (the “Series E Preferred Stock”). Accordingly, on March 20, 2017, the Company also entered into a separate exchange agreement with the holder of the shares of Series B Preferred Stock, to exchange such shares for a total of 25,000 shares of Series E Preferred Stock. The shares of Series E Preferred Stock are initially convertible by the holder into an aggregate of 187,000 shares of common stock at the initial conversion rate of $4.00 per share. The conversion price of the new preferred stock will be subject to adjustment solely in the event of stock dividends, combinations, splits recapitalizations, and similar corporate events and does not provide for general price-based anti-dilution adjustments. Each share of Series E Preferred Stock has a stated value of $30.00 per share. On March 20, 2017, the Company filed with the State of Delaware a Certificate of Designations, Rights and Preferences and Number of Shares of Series E Convertible Preferred Stock, referred to as the Series E Designation. The Series E Preferred Stock has the following rights and preferences: (i) each holder of the Series E Preferred Stock will have the right, at any time, to convert the shares of Series E Preferred Stock into shares of common stock, (ii) the Series E Preferred Stock will be redeemable at option commencing one year after the closing date (provided that the Company’s common stock is listed on a national securities exchange at such time and (iii) the Series E Preferred Stock will pay dividends at a rate of 5% per annum in cash. Pursuant to the exchange for the preferred stock, the holder of the shares of Series B Preferred Stock agreed to waive all unpaid dividends that had accrued on the shares of Series B Preferred Stock.

March 2018

On March 27, 2018, the Company entered into an agreement with the holders of the Senior Notes to amend certain terms of such notes as described below (the “Note Amendment Transaction”). In the Note Amendment Transaction, the holders of the Senior Notes entered into a consent and amendment agreement with the Company (the “Consent Agreement”), pursuant to which the Senior Notes were amended to extend the maturity date for a period of twelve months, to March 20, 2019 and in consideration thereof, the conversion rate of the Senior Notes was reduced to equal $1.20 per share. Based on the adjusted conversion price, the principal amount of the Senior Notes will be convertible into up to 2,120,199 shares of common stock. As the conversion price of the Senior Notes was further reduced, the exercise price of outstanding warrants to purchase an aggregate of 825,184 shares of common stock, which was adjusted to $2.07 following the 2017 note exchange transaction, was further reduced to $1.22 per share.

Contemporaneously with the Note Amendment Transaction, the Company entered into a note exchange agreement (the “Note Exchange Agreement”) with its Chief Executive Officer, who held a separate promissory note in the aggregate principal amount of $500,000, to exchange such note for a new senior note on terms substantially the same as the Senior Notes (the “2018 Note Exchange Transaction”). Pursuant to the Note Exchange Agreement, the Company issued its Chief Executive Officer, in consideration of the calculation of the then-existing note, a new senior secured note (the “Additional Senior Note”) in the aggregate principal amount of $504,452, which is equal to the sum of the aggregate principal amount of the prior note, plus the accrued but unpaid interest thereon. The closing of the 2018 Note Exchange Transaction occurred on March 27, 2018. The Additional Senior Note is the same, in all material respects, as the New Senior Notes described above in the Note Amendment Transaction and is convertible into shares of the Company’s common stock at an initial conversion price of $1.20. Based on the initial conversion price, this note is convertible into up to 420,376 shares of common stock. Further the conversion price of the Additional Senior Note may be adjusted upon the occurrence of the same events which would result in an adjustment of the conversion price of the Senior Notes, as described above, including the issuance of securities at a price per share less than the current conversion price. Similarly, the maturity date, interest rate, events of default, redemption and other terms of such Additional Senior Note are the same as for the Senior Notes. The Additional Senior Note is on parity with the Senior Notes and, subject to certain exceptions, is senior to other existing and future indebtedness of the Company and, together with the Senior Notes, is secured by a first priority lien on all of the Company’s assets to the extent and as provided in the Security Agreement, as amended.

July 2018

Pursuant to the Settlement Agreement, Mr. Roshan and Optimum Ventures, LLC agreed to restructure the loans that they previously made to the Company, as evidenced by the Senior Notes held by them and to exchange their existing notes for a new senior credit instrument pursuant to which they will provide up to $2.0 million of credit to the Company. The Company entered into a note exchange agreement dated July 19, 2018 (the “July Exchange Agreement”), with the Lenders, who collectively held senior secured convertible notes in the aggregate principal amount of $1,351,482. Pursuant to the July Exchange Agreement, the Company issued the Lenders new senior secured Grid Notes in the maximum aggregate principal amount of $2.0 million in consideration of the cancellation of their original notes. The Grid Notes are structured to provide the Company with a credit facility pursuant to which it can borrow, pay, and re-borrow any portion of the maximum principal amount of credit available under these instruments. The Grid Notes are senior, secured obligations and are not convertible into any equity securities of the Company. The Grid Notes bear interest at the rate of 7.5% per annum with interest payable upon maturity or sooner in accordance with the prepayment mechanism of the Grid Notes. The maturity date of the Grid Notes is June 30, 2020.

The Grid Notes were issued in consideration of the exchange of (i) an aggregate principal amount of $759,869 of original notes held by Mr. Roshan and (ii) an aggregate principal amount of $591,613 of original notes held by Optimum Ventures, LLC. Upon the closing, a Grid Note was issued to each of the Lenders in a maximum principal amount based on the relative percentages of the original notes that were held by them. The maximum principal amount under the Grid Note issued to Mr. Roshan is $1,100,000 and the maximum principal amount under the Grid Note issued to Optimum is $900,000. Each Grid Note issued also reflects an outstanding principal amount equal to the sum of the aggregate principal amount of the original notes held by each Lender, plus the accrued but unpaid interest thereon. The closing of the Note Restructuring Transaction occurred on July 19, 2018. The Grid Notes are on parity with an outstanding principal amount of $1,698,169 of the other outstanding Senior Convertible Notes and, subject to certain exceptions, are senior to other existing and future indebtedness of the Company and, together with the Senior Convertible Notes, are secured by a first priority lien on all of the Company’s assets to the extent and as provided in a Security Agreement entered into between the Company, the Lenders and the Convertible Note Holders. The Grid Notes contain customary covenants against incurring additional indebtedness and granting additional liens and contains customary events of default, which terms are substantially the same as the corresponding provisions of the original notes. Upon the occurrence of an event of default under the Grid Notes, the Lenders may require the Company to repay all or a portion of the note in cash, at a price equal to 110% of the principal, plus accrued and unpaid interest.

In connection with the Note Restructuring Transaction, the Company entered into a consent and amendment agreement with the Convertible Note Holders to obtain their consent to the issuance of the Grid Notes. In consideration thereof, the Company and Convertible Note Holders agreed to extend the maturity date of the Senior Convertible Notes for a period of one year to March 20, 2020 and to modify the redemption mechanism of such instruments. In addition, the parties entered into the amendment to the Security Agreement to provide that the Grid Notes shall be secured by the collateral defined in such earlier Security Agreement.

Subordinated Note

On April 24, 2017, the Company entered into a settlement and mutual release with its former Chief Financial Officer, William A. Marshall to resolve an outstanding arbitration proceeding. Pursuant to the separation agreement and general release, the Company agreed to provide the following to the former Chief Financial Officer: (i) cash payments totaling $170,000 to be paid over time through May 15, 2018, (ii) a lump sum severance payment of $160,000 payable on June 15, 2018, (iii) the issuance of a total of $12,835 vested shares of common stock pursuant to the terms of the restricted stock units granted in January 2013 and January 2017, and (iv) 27,388 stock options previously granted became vested and exercisable for the duration of their original exercise periods, subject, however to the terms of a lockup agreement. Pursuant to the settlement agreement, the Company issued a secured senior promissory note, subordinated to the interests of the existing lenders, which provides for events of default that are customary for similar transactions. We continue to make principal payments each month while negotiating an extension, have reduced the indebtedness to $160,000 as of the filing date, and hope to extinguish the obligation in full by April 2019. Although no guarantee can be given, management anticipates that it will be able to extend or otherwise modify the Company’s obligations under the notes for an additional period or periods.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into AHC financial statements that are reasonably likely to materially affect liquidity or the availability of capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. These indemnification provisions are generally included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the contract. Further, obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of these obligations and the unique facts of each agreement. We have not historically made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2018, we were not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date, and we believe inflation will continue to have an insignificant impact on us.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks.

As of June 30, 2018, we are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. Nevertheless, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of borrowings, which could increase its exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

Interest Rate Risk

At any time, fluctuations in interest rates could affect interest earnings on the Company’s cash and marketable securities. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on its financial position, results of operations, and cash flows would not be material. We do not currently hedge these interest rate exposures. The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in its investment portfolio.

At June 30, 2018, the Company’s unrestricted cash totaled approximately $723,000 and was in noninterest-bearing checking accounts used to pay operating expenses.

Item 8.	Financial Statements and Supplementary Data.

The Financial Statements are annexed hereto at Part IV, Item 15 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure control and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of its CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Our management identified material weaknesses in the control environment described below, and based on that evaluation, because of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2018. In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, the CEO and CFO believe that the financial statements included in this report fairly present in all material respects (and in accordance with U.S. generally accepted accounting principles) our financial condition, results of operations and cash flows for the periods presented.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework. Based on its assessment, the Company’s management concluded that, as of June 30, 2018, our internal control over financial reporting was not effective based on those criteria. This framework highlights that the control environment sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. In connection with the above assessment, the Company’s management identified material weaknesses in the control environment as detailed in the following paragraphs:

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 and subsequently filed Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2017, December 31, 2017 and March 31, 2018, the Company identified the following material weaknesses in its internal control over financial reporting: (i) a lack of sufficient resources in its accounting function and an insufficient level of monitoring and oversight which resulted in the inadequate segregation of duties on the assessment of disclosure controls and procedures and which restricted the Company’s ability to gather, analyze, and properly review information in a timely manner; (ii) inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting; (iii) the lack of effective controls over the identification of reduced revenue collections due to modifications of payor claims adjudication processes and a lack of communication between financial personnel and non-financial personnel; and (iv) the lack of effective controls regarding our accounting of inventory due to the inadequate communication between financial and non-financial personnel.

As discussed below, during and after the fiscal year ended June 30, 2018, the Company has implemented a number of measures to remediate these material weaknesses. Management believes that the remedial measures it has implemented may be sufficient to adequately remediate the above-mentioned material weaknesses. Currently, management does not believe that these corrective measures have been operative for a sufficient time to warrant testing of their effectiveness. Accordingly, management has concluded that as of June 30, 2018, such material weaknesses have not been fully remediated. In connection with the above assessment, management has identified the following material weaknesses in the control environment:

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

•

There is a lack of sufficient resources in its accounting function and an insufficient level of monitoring and oversight which resulted in the inadequate segregation of duties on the assessment of disclosure controls and procedures and which restricted the Company’s ability to gather, analyze, and properly review information in a timely manner.

•

There is a lack of effective controls over the identification of reduced revenue collections due to modifications of payor claims adjudication processes and a lack of communication between financial personnel and non-financial personnel.

•

Due to these weaknesses in our system of internal controls, we also determined that our accounting of inventory was not correct in the interim financial statements for the periods ended September 30, 2016, December 31, 2016 and March 31, 2017.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

Considering the material weakness described above we have designed and implemented improvements in our internal control over financial reporting to address these material weaknesses. Management is committed to continued planning and implementation of remediation efforts to address the material weaknesses as well as of the identified areas of risk. These remediation efforts, summarized below, which have been implemented, are intended to both address the identified material weaknesses and to enhance our overall financial control environment. In this regard these initiates include:

Control Environment – to remediate the control environment deficiencies, the leadership team, including the Chief Executive Officer and Chief Financial Officer, have undertaken to reaffirm and reemphasize the importance of internal controls, including general ethical climate and the control environment. In addition, we have implemented the following remedial measures:

●	Hired a new CFO in September 2017 to replace the previous CFO, whose position was terminated in January 2017;

●

Hired additional personnel in the accounting department with sufficient U.S. GAAP and financial reporting experience to provide additional oversight of the accounting function and to participate in the preparation of our Company's financial statements and SEC reports;

●	Improved the documentation around conclusions reached in applying GAAP to the financial statements;

●

Provided training to personnel in our accounting and reporting functions on a continuing basis to ensure the correct application of generally accepted accounting principles to our financial statements and adherence to the written policies and procedures; and

●

Reviewed and upgraded the design of the procedures and implemented controls for the preparation of financial statements. The Company has performed testing of these controls and believes they will enhance the control environment, going forward.

Notwithstanding these remedial measures, due to the size and nature of the Company, segregation of all conflicting duties may not always be possible and may not be economically feasible. Nevertheless, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

Monitoring and Control Activities - To further strengthen internal control over financial reporting at the process level, we have performed certain remediation actions, including conducting an internal evaluation of accounting methodologies, reporting architecture, review existing personnel and propose a specific course of action to ensure compliance with all facets of accounting and external reporting. During fiscal 2018, accounting personnel have reviewed and revised written policies and procedures with detailed controls incorporated for each transaction cycle within the Company, including the procedures and controls that need to be in place to properly account and communicate transactions on a timely basis to financial and non-financial personnel.

During fiscal 2018, we have tested the effectiveness of the internal controls detailed in the updated written policies and procedures through discussions with team members. Based on these samples, management believes that such improved controls will operate effectively in the future.

We believe the measures described above have improved, will continue to improve and will remediate the material weaknesses we have identified in our internal control over financial reporting, as well as our disclosure controls and procedures. However, management does not believe that these corrective measures have been operative for a sufficient period of time to warrant independent testing of their effectiveness and therefore, does not believe that all of the material weaknesses described above have been remediated. The Company intends to fully test the remedial measures that it has implemented to determine whether the Company’s internal control over financial reporting and system of disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there have been no changes in internal control over financial reporting during the year ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Restatement of Quarterly Financial Statements during the 2017 Fiscal Year

As described below and in notes to the Consolidated Financial Statements filed with our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, we restated the financial statements included in our Quarterly Reports on Form 10-Q for the periods ended September 30, 2016, December 31, 2016 and March 31, 2017.

On October 11, 2017, the Company’s management, after consulting with the Audit Committee of the Board of Directors and with Rosenberg Rich Baker Berman P.A (“RRBB”), its independent registered public accounting firm, concluded that the Company’s previously issued financial statements included in its quarterly interim period reports previously reported on Forms 10-Q for the periods ended September 30, 2016, December 31, 2106 and March 31, 2017 (the “Financial Statement Periods”) should no longer be relied upon due to an error in the application of accounting guidance regarding the treatment of certain assets held as inventory. At the time these financial statements were originally issued, the Company had reviewed its accounting for these items and concluded it was in accordance with GAAP.

During the audit of the Company’s financial statements for its fiscal year ended June 30, 2017, the Company’s Audit Committee and management discussed the results of the review of the financial statements for the Financial Statement Periods. After discussions between Management and the Audit Committee, management reevaluated its accounting for these items and determined that its original accounting was incorrect. Management considered the impact to current and past financial statements under the SEC’s authoritative guidance on materiality and determined that the error was material, and a restatement of the financial statements for the periods ended September 30, 2016, December 31, 2016 and March 31, 2017 was required.

Management has determined that for the Financial Statement Periods, the Company did not accurately account for these items of inventory, resulting in the Company understating the carrying value of inventory in the Consolidated Balance Sheets for each of the quarterly periods, which also resulted in the Company understating net income and overstating cost of revenues in the Consolidated Statements of Income for each of the periods within the Financial Statement Periods. Corresponding impacts were also reflected in the Consolidated Statement of Cash Flow for each of the periods within the Financial Statement Periods. The restated interim financial statements for each of the Financial Statement Periods was contained in Note 3 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Item 9B. Other Information.

None.

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

We have adopted a written code of business conduct and ethics, which applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our board of directors. We did not waive any provisions of the code of business ethics during the year ended June 30, 2018. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website.

Item 11.	Executive Compensation.

The information required by this Item will be set forth in our definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference to our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth in our definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference to our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth in our definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference to our Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item will be set forth in our definitive Proxy Statement under the caption “Independent Registered Public Accounting Firm”, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference to our Proxy Statement.

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

2.1.1	Amendment No. 1 dated as of May 31, 2016 to Amended and Restated Merger Agreement, dated as of January 26, 2016 (filed as Exhibit 2.1 to Current Report on Form 8-K filed on June 6, 2016).

2.1.2	Amendment No. 2 dated as of December 15, 2016 to Amended and Restated Merger Agreement (filed as Exhibit 2.1 to Current Report on Form 8-K filed on December 21, 2016).

3.1	Certificate of Incorporation (filed as Exhibit 3.3.1 to Registration Statement on Form S-18, File No. 33-46246-NY).

3.1.1	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3 to Definitive Proxy Statement dated February 16, 2001 as filed with the Securities and Exchange Commission).

3.1.2	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit C to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).

3.1.3	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 23, 2011).

3.1.4	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 30, 2012).

3.1.5	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 7, 2015).

3.1.6	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 22, 2016).

3.1.7	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.2 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 22, 2016).

3.1.8	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 1, 2018).

3.2	Certificate of Designations, Preferences and Rights and Number of Shares of Series D Convertible Preferred Stock (filed as Exhibit 3.1 to Current Report filed on June 12, 2013).

3.2.1	Certificate of Designations, Preferences and Rights and Number of Shares of Series E Convertible Preferred Stock (filed as Exhibit 3.1 to current report on Form 8-K filed on March 24, 2017).

3.3	Amended and Restated By-laws (filed as Exhibit 3.1 to Current Report on Form 8-K, dated December 13, 2016).

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to Registration Statement on Form S-18, File No. 33-46246-NY).

4.2	Form of Warrants issued March 14, 2012 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on March 14, 2012).

4.3	Form of Warrants issued September 28, 2012 (filed as Exhibit 4.2 to Current Report on Form 8-K filed on September 28, 2012).

4.4	Form of Extension Warrants issued September 28, 2012 (filed as Exhibit 4.3 to Current Report on Form 8-K filed on September 28, 2012).

4.4	Specimen of Series D Convertible Preferred Stock Certificate (filed as Exhibit 4.2 to Current Report on Form 8-K filed on June 12, 2013).

4.5	Form of Warrant issued to consultant dated as of September 19, 2013 (filed as Exhibit 4.2 to Quarterly Report on Form 10-Q filed on February 13, 2014).

4.6	Form of Warrant issued to consultant dated as of September 19, 2013 (filed as Exhibit 4.3 to Quarterly Report on Form 10-Q filed on February 13, 2014).

4.7	Form of Warrant issuable to Investors dated as of November 11, 2013 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on November 13, 2013).

4.8	Form of Warrant issued to consultant dated as of December 5, 2013 (filed as Exhibit 4.3 to Quarterly Report on Form 10-Q filed on February 13, 2014).

4.9	Form of Warrant issued pursuant to Securities Purchase Agreement dated as of August 28, 2014 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on September 2, 2014).

4.10	Warrant issued to VER 83, LLC dated February 17, 2015 (filed as Exhibit 4.4 to Current Report on Form 8-K filed on February 23, 2015).

4.11	Note Extension Agreement dated April 2, 2015 between Authentidate Holding Corp. and VER 83, LLC (filed as Exhibit 10.1 to Current Report on Form 8-K filed on April 9, 2015).

4.12	Form of Warrant Issued April 3, 2015 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on April 9, 2015).

4.13	Warrant Amendment Agreement dated April 24, 2015 between Authentidate Holding Corp. and Lazarus Investment Partners, LLLP (filed as Exhibit 10.1 to Current Report on Form 8-K filed on April 28, 2015).

4.14	Form of Warrant issued June 8, 2015 (filed as Exhibit 4.28 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015).

4.15	Warrant Amendment Agreement dated August 7, 2015 between Authentidate Holding Corp. and MKA 79, LLC (filed as Exhibit 10.2 to Current Report on Form 8-K filed on August 12, 2015).

4.16	Form of Warrant issued to Consultant as of July 1, 2015 (filed as Exhibit 4.32 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015).

4.17	Form of Warrant issued September 18, 2015 (filed as Exhibit 4.2 to Current Report on Form 8-K filed on September 24, 2015).

4.18	Form of Warrant issued October 28, 2015 (filed as Exhibit 4.7 to Quarterly Report on Form 10-Q filed on November 13, 2015).

4.19	Form of Warrant issuable to VER 83, LLC (filed as Exhibit 4.2 to Current Report on Form 8-K filed on December 17, 2015).

4.20	Form of Warrant issuable to Lazarus Investment Partners, LLLP (filed as Exhibit 4.4 to Current Report on Form 8-K filed on December 17, 2015).

4.21	Form of New Note Issued March 20, 2017 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on March 24, 2017).

4.22	Specimen of Series E Convertible Preferred Stock Certificate (filed as Exhibit 4.37 to Annual Report on Form 10-K filed on April 5, 2017).

4.23	Form of New Senior Note Issued March 27, 2018 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on March 28, 2018).

4.24	Form of Grid Note Issued July 19, 2018 (filed as Exhibit 4.1 to Current Report on Form 8-K filed on July 24, 2018).

10.1 §§	2000 Employee Stock Option Plan, as amended (filed as Exhibit B to Definitive Proxy Statement dated December 31, 2003 as filed with the Securities and Exchange Commission).

10.2 §§	Form of Stock Option Award Pursuant to 2000 Employee Stock Option Plan, as amended (filed as Exhibit 10.30.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.3 §§	Form of Stock Option Award Pursuant to 2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit 10.31.1 to Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.4 §§	2010 Employee Stock Option Plan (filed as Exhibit A to definitive Proxy Statement dated April 14, 2010).

10.5 §§	Form of Stock Option Award Pursuant to 2010 Employee Stock Option Plan (filed as Exhibit 10.22 to Annual Report on Form 10-K for the fiscal year ended June 30, 2010).

10.6 §§	2001 Non-Executive Director Stock Option Plan, as amended (filed as Exhibit 10.2 to Current Report on Form 8-K dated May 25, 2010).

10.7 §§	Form of Incentive Stock Option Grant Agreement under the 2011 Omnibus Equity Incentive Plan (filed as Exhibit 10.32 to the Annual Report on Form 10-K for the year ended June 30, 2011).

10.8 §§	Form of Non-Statutory Stock Option Grant Agreement under the 2011 Omnibus Equity Incentive Plan (filed as Exhibit 10.33 to the Annual Report on Form 10-K for the year ended June 30, 2011).

10.9 ++	Intellectual Property License and Supply Agreement dated November 21, 2011 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on November 28, 2011).

10.10	Form of Indemnification Agreement (filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2012).

10.11 §§	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.5 to Current Report on Form 8-K filed on January 17, 2013).

10.12	Form of Registration Rights Agreement dated as of November 11, 2013 (filed as Exhibit 10.2 to Current Report on Form 8-K filed November 13, 2013).

10.13 §§	Form of Restricted Stock Unit Agreement granted January 28, 2014 (filed as Exhibit 10.3 to Current Report on Form 8-K filed January 30, 2014).

10.14	Registration Rights Agreement dated May 29, 2015 (filed as Exhibit 10.44 to Annual Report on Form 10-K for the fiscal year ended June 30, 2015).

10.15	Amendment Agreement dated January 15, 2016 (filed as Exhibit 10.1 to Current Report on Form 8-K filed January 21, 2016).

10.16	Form of Lockup Agreement (filed as Exhibit 10.2 to Current Report on Form 8-K filed January 21, 2016).

10.17

Lease Agreement dated as of March 1, 2014, as amended January 20, 2016, between Centennial Properties of Georgia, LLC and Peachstate Health Management, LLC d/b/a AEON Clinical Laboratories (filed as Exhibit 10.2 to Current Report on Form 8-K filed February 1, 2016).

10.18	2011 Omnibus Equity Incentive Plan amended July 11, 2016 (filed as Exhibit 10.1 to Current Report on Form 8-K filed July 13, 2016).

10.19	Form of Note Exchange Agreement dated March 20, 2017 (filed as Exhibit 10.1 to Current Report on form 8-K filed on March 24, 2017).

10.20	Form of Exchange Agreement for Series E Preferred Stock dated March 20, 2017 (filed as Exhibit 10.2 to Current Report on Form 8-K filed March 24, 2017).

10.21	Form of Security Agreement dated March 20, 2017 (filed as Exhibit 10.3 to Current Report on form 8-K filed March 24, 2017).

10.22 §§	Form of Restricted Stock Unit Agreement issued June 2, 2017 (filed as Exhibit 10.27 to the Annual Report on Form 10-K on October 13, 2017).

10.23 §§	Employment Letter entered into on September 8, 2017 with David C. Goldberg (filed as Exhibit 10.1 to Current Report on form 8-K filed September 14, 2017).

10.24 §§	Employment Letter entered into on September 8, 2017 with Michael J. Poelking (filed as Exhibit 10.2 to Current Report on form 8-K filed September 14, 2017).

10.25	Form of Note Exchange Agreement dated March 27, 2018 (filed as Exhibit 10.1 to Current Report on Form 8-K filed March 28, 2018).

10.26	Form of Settlement and Restructuring Agreement dated July 19, 2018 (filed as Exhibit 10.1 to Current Report on Form 8-K filed July 24, 2018).

10.27	Form of Note Exchange Agreement dated July 19, 2018 (filed as Exhibit 10.2 to Current Report on Form 8-K filed July 24, 2018).

10.28	Form of Restricted Stock Unit Agreement granted March 31, 2018 (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).

10.29	Form of Restricted Stock Unit Agreement granted March 31, 2018 (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).

10.30	Form of Note Exchange Agreement dated July 19, 2018 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on July 24, 2018).

10.31	Consent and Amendment Agreement dated July 19, 2018 (filed as Exhibit 10.3 to Current Report on Form 8-K filed on July 24, 2018).

10.32	Amendment to Amended and Restated Security Agreement dated July 19, 2018 (filed as Exhibit 10.4 to Current Report on Form 8-K filed on July 24, 2018).

14	Code of Ethics (filed as Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended June 30, 2003).

21.1 *	Subsidiaries of Registrant.

23.1 *	Consent of Rosenberg Rich Baker Berman P.A.

31.1 *	Certification of Chief Executive Officer

31.2 *	Certification of Chief Financial Officer

32.1 *	Section 1350 Certification of Chief Executive Officer

32.2 *	Section 1350 Certification of Chief Financial Officer

101.1 *

The following financial from the Aeon Global Health Corp.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Shareholder’s Equity; (iv) the Consolidated Statement of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEON GLOBAL HEALTH CORP.

	By:	/s/ Hanif Roshan
Dated: September 25, 2018		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Hanif Roshan	Chief Executive Officer, Chairman of the Board and Director	September 25, 2018
Hanif Roshan	(Principal Executive Officer)

/s/ Charles C. Lucas III	Director	September 25, 2018
Charles C. Lucas III

/s/ Varinder S. Rathore	Director	September 25, 2018
Varinder S. Rathore

/s/ Mustafa Chagani	Director	September 25, 2018
Mustafa Chagani

/s/ Michael J. Poelking	Chief Financial Officer and Treasurer	September 25, 2018
Michael J. Poelking	(Principal Accounting Officer)

AEON GLOBAL HEALTH CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Aeon Global Health Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aeon Global Health Corp. (the Company) as of June 30, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, working capital deficits and negative cash flows from operating activities. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2017.

Somerset, New Jersey

September 25, 2018

Aeon Global Health Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30,
	2018	2017

Assets
Current assets
Cash and cash equivalents	$723,352	$1,121,763
Restricted cash	-	120,695
Accounts receivable, net	2,507,304	1,020,988
Inventory, net	453,129	347,750
Prepaid expenses and other current assets	54,058	58,711
Total current assets	3,737,843	2,669,907

Property and equipment, net	1,421,097	2,203,543
Other assets
Intangibles	-	-
Security deposits	-	10,211
Deferred tax asset	5,816,315	11,848,017
Total assets	$10,975,255	$16,731,678

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$1,436,897	$2,177,722
Accrued expenses	2,237,848	2,168,090
Accrued commissions	608,405	427,627
Accrued dividends	984,979	644,979
Accrued income taxes payable	515,667
Deferred rent	194,628	141,833
Related party notes payable and related party accrued interest	3,049,651	2,545,199
Derivative liabilities	1,323,625	551,040
Total current liabilities	10,351,700	8,656,490
Deferred rent	135,001	45,000
Total liabilities	10,486,701	8,701,490
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.10 par value; 5,000,000 shares authorized, Series D, 605,000 shares and Series E 25,000 shares issued and outstanding at June 30, 2018, and June 30, 2017, respectively	63,000	63,000
Common stock, $.001 par value; 190,000,000 shares authorized, 7,249,370 and 7,249,370 shares issued and outstanding on June 30, 2018, and June 30, 2017 , respectively	25,579	8,938
Additional paid-in capital	45,089,337	44,307,479
(Accumulated deficit) retained earnings	(44,689,362)	(36,349,229)
Total shareholders’ equity	488,554	8,030,188
Total liabilities and shareholders’ equity	$10,975,255	$16,731,678

The accompanying notes are an integral part of the consolidated financial statements.

Aeon Global Health Corporation and Subsidiaries
Consolidated Statements of Operations

	Year Ended June 30,

	2018	2017

Net revenues
Fees for services	$15,309,281	$18,912,074
Hosted software services	973,362	1,259,951
Telehealth products and services	18,501	26,746
Total net revenues	16,301,144	20,198,771
Operating expenses
Cost of revenues	3,802,174	4,200,445
Selling, general and administrative	11,695,164	14,288,727
Share based compensation	781,858	286,984
Depreciation and amortization	802,484	1,667,237
Goodwill impairment	-	3,318,000
All other intangible asset impairment	-	1,816,676
Total operating expenses	17,081,680	25,578,069
Operating loss	(780,536)	(5,379,298)
Other (expense) income
Interest	(140,499)	(456,646)
Change in fair value of derivative liabilities	(772,585)	828,382
Loss on extinguishment of debt	-	(258,037)
Other	(209,855)	(160,134)
	(1,122,939)	(46,435)
Loss before provision for income taxes	(1,903,475)	(5,425,733)
Provision for income taxes	(6,096,902)	(26,647,781)
Net loss	$(8,000,377)	$(32,073,514)

Less: preferred dividends	$(339,756)	$(358,832)

Net loss available to common shareholders	$(8,340,133)	$(32,432,346)

Loss per share
Basic earnings per common share	$(1.15)	$(4.51)
Diluted earnings per common share	$(1.15)	$(4.51)

Weighted average number of common shares outstanding
Basic	7,249,370	7,188,900
Diluted	7,249,370	7,188,900

The accompanying notes are an integral part of the consolidated financial statements.

Aeon Global Healthcare Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity

	Number		Number		Additional		Total
	of	Preferred	of	Common	Paid-in	Retained	Shareholders’
	Shares	Stock	Shares	Stock	Capital	Earnings	Equity

Balance, June 30, 2016	633,000	63,300	5,772,258	5,772	38,316,376	1,555,715	39,941,163
Share-based compensation expense					256,884		256,884
Common dividends for earn-out			1,395,901	1,396	5,471,202	(5,472,598)	-
Preferred dividend accrual						(358,832)	(358,832)
Issuance of common stock per severance agreements			81,211	56	184,331		184,387
Conversion of Preferred Series B to Series E	(3,000)	(300)			50,300		50,000
Issuance of Restricted Stock Units				1,714	28,386		30,100
Net loss						(32,073,514)	(32,073,514)
Balance, June 30, 2017	630,000	$63,000	7,249,370	$8,938	$44,307,479	$(36,349,229)	$8,030,188
Share-based compensation expense					781,858		781,858
Common dividends for earn-out							-
Preferred dividend Accrual			-		-	(339,756)	(339,756)
Issuance of common stock per severance agreements							-
Conversion of Preferred Series B to Series E							-
Issuance of Restricted Stock Units				16,641		-	16,641
Net loss						(8,000,377)	(8,000,377)
Balance, June 30, 2018	630,000	$63,000	7,249,370	$25,579	$45,089,337	$(44,689,362)	$488,554

The accompanying notes are an integral part of the consolidated financial statements.

Aeon Global Health Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2018	2017
Cash Flow from operating activities

Net loss	$(8,000,377)	$(32,073,514)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	-
Deferred taxes	6,031,702	26,644,983
Change in fair value of derivative liabilities	772,585	(828,382)
Loss on debt extinguishment	-	258,037
Bad debt expense	-	-
Depreciation and amortization	802,484	1,667,237
Share based compensation	798,499	256,884
Impairment of goodwill	-	3,318,000
Impairment of intangibles	-	1,816,676
Changes in assets and liabilities
Restricted cash	120,695
Accounts receivable	(1,486,316)	1,121,526
Inventory	(105,379)	(9,843)
Prepaid expenses and other current assets	4,653	112,232
Deferred taxes	-	-
Accounts payable	(740,581)	(2,146,934)
Accrued expenses	74,209	1,006,543
Accrued commissions	180,778	(678,928)
Income taxes payable	515,667
Deferred rent	142,795	72,454
Security deposit	-	-
Net cash (used in) provided by operating activities	(888,585)	536,971
Cash flows from investing activities
Proceeds from deposits	10,211	-
Purchases of property and equipment	(20,037)	(22,103)
Net cash used in investing activities	(9,826)	(22,103)
Cash flows from financing activities
Proceeds from note payable - related party	500,000	250,000
Repayments of notes payable	-	(1,057,811)
Net cash provided by (used in) financing activities	500,000	(807,811)
Net decrease in cash	(398,411)	(292,943)
Cash beginning of period	1,121,763	1,414,706
Cash end of period	$723,352	$1,121,763

Supplemental disclosure of cash paid for:
Interest paid	$-	$742
Income taxes paid	$111,550	$223,358

Non-cash investing and financing activities
Non-cash preferred dividends	$(339,756)	$(358,832)
Earn-out common dividends paid in stock	$-	$5,472,598
Conversion of accrued interest to notes payable	$4,452	$375,199
Derivative liability resulting from issuance of convertible notes	$-	$328,422
Other non-cash financing activities	$-	$65,853

The accompanying notes are an integral part of the consolidated financial statements.

Aeon Global Health Corp.

Notes to the Consolidated Financial Statements

1.	Description of Business, Reverse Merger and Liquidity

Business

AEON Global Health Corp. (“AGHC”, the “Company”) and its subsidiaries primarily provide an array of clinical testing services to health care professionals through its wholly-owned subsidiary, Peachstate Health Management, LLC d/b/a AEON Clinical Laboratories (“AEON”). AGHC also continues to provide its legacy secure web-based revenue cycle management applications and telehealth products and services that enable health care organizations to increase revenues, improve productivity, reduce costs, coordinate care for patients, enhance related administrative and clinical workflows and compliance with regulatory requirements. Web-based services are delivered as Software as a Service (SaaS) to customers interfacing seamlessly with billing, information and records management systems.

Reverse Merger

On January 27, 2016 AEON merged into a newly formed acquisition subsidiary of AHC pursuant to a definitive Amended and Restated Agreement and Plan of Merger dated January 26, 2016, as amended on May 31, 2016 (collectively the “Merger Agreement”) and December 15, 2016 (the “AEON Acquisition”). The merger certificate was filed with the Secretary of State of Georgia on January 27, 2016. AEON survived the merger as a wholly-owned subsidiary of AGHC (collectively the “Company”). AEON contracts with health care professionals to provide urine and oral fluid testing to patients. The four primary tests provided by AEON are Medical Toxicology, Pharmacogenomics, Cancer Genetic Testing and Molecular Biology. Following the completion of the reverse merger, the business conducted by AEON became primarily the business conducted by the Company.

Under accounting principles generally accepted in the United States of America (“U.S. GAAP”), the merger is treated as a “reverse merger” under the purchase method of accounting.  The consolidated financial statements reflect the historical results of AEON prior to the completion of the reverse merger since it was determined to be the accounting acquirer, and do not include historical results of AGHC prior to the completion of the merger.

Going Concern

As of the filing date of this Annual Report on Form 10-K, and after giving effect to the recent note exchange transaction described in greater detail in Note 7 of the Notes to Consolidated Financial Statements, there is outstanding an aggregate principal amount of $3,209,651 of notes, consisting of (i) an aggregate principal amount of $1,698,169 of senior secured convertible notes with a maturity date of March 20, 2020, (ii) a maximum aggregate principal amount of $2.0 million of senior secured grid notes with an aggregate outstanding principal amount of $1,351,482 with a maturity date of June 30, 2020, and (iii) a secured note subordinated to the interests of the existing senior lenders in the principal amount of $160,000 with a maturity date of June 15, 2018. We expect existing resources, revenues generated from operations, and proceeds received from other transactions we are considering which would satisfy working capital requirements for at least the next twelve months; however, no assurances can be given that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy our other obligations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. Accordingly, the Company needs to raise additional capital and is exploring potential transactions to improve our capital position. Unless we can increase revenues substantially or generate additional capital from other transactions, our current cash resources will only satisfy our working capital needs for a limited period of time.

The Company’s capital requirements have been and will continue to be significant and it is expecting significant amounts of capital to develop, promote and market its services. At June 30, 2018, cash and cash equivalents amounted to $723,352 and the Company’s working capital deficit was $6,613,857. Since June 30, 2017 cash and cash equivalents decreased by $398,411. Currently, available cash and cash equivalents as of the filing date of this Annual Report on Form 10-K is $855,000 and current estimated monthly operational requirements are approximately $1,200,000.

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

Aeon Global Health Corp.

Notes to the Consolidated Financial Statements

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

Management has concluded that due to the conditions described above, there is substantial doubt about the entity’s ability to continue as a going concern. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance and future cash receipts from revenue will provide sufficient capital to continue operations through fiscal 2019. In addition to our efforts to improve our capital position through commercial operations and/or product partnering opportunities, we are considering capital raising alternatives, including credit lines from external financial sources. We cannot assure you that financing will be available on acceptable terms. If we are not successful in generating or raising additional capital, we will risk defaulting under the terms of our existing loans. Additionally, if additional capital is raised through the sale of equity, or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Furthermore, despite our optimism regarding the future of the Company, even if the Company is adequately funded, there is no guarantee that any of our services will perform as hoped or that such services can be successfully commercialized.

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

The most sensitive accounting estimates affecting the financial statements are revenue recognition, the allowance for doubtful accounts, depreciation of long lived assets, income taxes and associated deferrals and valuation allowances, commitments and contingencies and measurement of derivative liabilities.

Accounts Receivable, Net

Accounts receivable represent customer obligations due under normal trade terms, net of allowance for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. The allowance for doubtful accounts was approximately $942,000 and $984,000 as of June 30, 2018 and 2017, respectively.

Fair Value Measurements

The Company follows Accounting Standards Codification (“ASC) 820-10 “Fair Value Measurements and Disclosures”, of the FASB to measure the fair value of its financial statements and disclosures about fair value of its financial instruments. ASU 820-10 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of fair value hierarchy defined by ASC 820-10 are described below:

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

Aeon Global Health Corp.

Notes to the Consolidated Financial Statements

Revenue Recognition

The Company provides laboratory testing services, web-based hosted software services, telehealth products and post contract customer support services.

In accordance with Financial Accounting Standards Board (“FASB”) ASC-605 “Revenue Recognition”, the Company recognizes revenues when there is a persuasive evidence of an arrangement, title and risk of loss have passed, the product was shipped or services have been rendered, sales price is fixed or determinable and collection of the related receivable is reasonably assured. Billings for laboratory testing services are reimbursed by third-party payors net of allowance for differences between amounts billed and the cash receipts.

Revenue from laboratory testing services are recognized at the time test results are delivered, net of estimated contractual allowances. Revenues for services paid by third-party payers, including Medicare and Medicaid, are recorded as revenues net of allowances for differences between amounts bill and the estimated receipts from such payers.  Adjustments to the allowances, based on actual receipts from the third-party payers, are recorded upon settlement.

Revenue for hosted software services, telehealth products, and customer support services are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed, and collectability is reasonably assured.

Concentration and Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. The Company had approximately $473,000 and $871,000 over FDIC-insured limits as of June 30, 2018 and 2017, respectively. The Company has not experienced any losses in such accounts.

At June 30, 2018, one customer had an accounts receivable balance of approximately $1,270,000. This customer had a minimal balance at June 30, 2017. This customer’s accounts receivable balance comprises 37% of gross accounts receivable at June 30, 2018.

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

Prior to the reverse merger, AEON elected to be taxed as an S Corporation for federal and certain state income tax purposes. Under this election substantially all the profits, losses, credits and deductions of the Company are passed through to the individual shareholders. Therefore prior to the reverse merger no provision or liability for income taxes has been included in these consolidated financial statements except for state and localities where the S Corporation status has not been recognized.

Prior to the reverse merger, AGHC tax benefits were fully offset by a valuation allowance due to the uncertainty that the deferred tax assets would be realized. Due to the reverse merger a deferred tax asset was recorded since it was determined the realization of some of these assets is more likely than not, due to consolidated earnings resulting in the expected usage of net operating loss carryforwards.

At June 30, 2018, the Company concluded that a significant portion of the deferred tax assets would not be realized. An increase to the valuation allowance was added in fiscal year 2018 of $6,031,702 resulting in a deferred tax asset of $5,816,315 at June 30, 2018 versus $11,848,017 at June 30, 2017. The valuation allowance was increased in December 2017 due to the change in the Tax Cuts and Jobs Act. The remaining increase was the result of the Company’s expiration of net operating losses, which caused a portion of the DTA to be unusable.

Aeon Global Health Corp.

Notes to the Consolidated Financial Statements

Under income tax regulations in the United States AGHC is the acquirer of AEON. As such the Company must file a consolidated return for both AGHC and AEON for the year ending June 30, 2016. The return will include the operating results of AGHC from July 1, 2015 through June 30, 2016, and AEON’s results from January 27, 2016 through June 30, 2016. The Company is in the process of finalizing its 2016 and 2017 tax returns. When filed, both returns will be subject to audit by the Internal Revenue Service.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606). This accounting standard outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. This standard supersedes existing revenue recognition requirements and eliminates most industry specific guidance from GAAP. The core principle of the revenue recognition standard is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers. As of the date of this report, management has substantially completed the analysis related to the impact of adopting this standard. Accordingly, the Company will report uncollectible balances associated with customer responsibility as a reduction of the transaction price and a reduction in net revenues. In addition, the adoption of this new accounting standard will likely result in increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company has adopted this ASU effective July 1, 2018, and this adoption will have an immaterial impact on the financial statements; however, adoption of this new ASU will require significantly enhanced disclosures for the Company.  The Company plans to use the modified retrospective method for implementation.

               In February 2016, FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The guidance will be applied on a modified retrospective basis with the earliest period presented. Based on the effective date, this guidance would apply beginning July 2019 which is when we plan to adopt this ASU. While we are still in the process of evaluating the effect of adoption on our consolidated financial statements and are currently assessing our leases, we do not expect the adoption will lead to a material increase in the assets and liabilities recorded on our consolidated balance sheet.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how certain cash receipts and payments are to be presented in the statement of cash flows. The guidance is effective for the Company on July 1, 2018 and early adoption is permitted.

Authentidate Holding Corp.

Notes to the Consolidated Financial Statements

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting”, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions or share-based payment awards to which an entity would be required to apply modification accounting. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. The Company has adopted this ASU, and it does not expect it to have a material impact on the fiscal year 2019 financial statements.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815); Part I. Accounting for Certain Financial Instruments with Down Round Features and Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”, which states that when determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to the Company’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The Company is evaluating the provisions of this ASU and plans to adopt this ASU effective July 1,2019.

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, which is an application of ASC Topic 740, Income Taxes, in the reporting period that includes December 22, 2017, the date on which the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act changes existing United States tax law and includes numerous provisions that will affect business. Staff Accounting Bulletin No. 118 implies that if a reasonable estimate can be made of the Act’s effects on the Company’s financial statements, the reasonable estimate should be reported in the period ending after December 22, 2017. The Company has implemented Staff Accounting Bulletin No. 118 during fiscal year 2018 by revaluing its deferred tax asset for the lower tax rates.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”, which adds disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.  The Company is evaluating the provisions of this ASU and plans to adopt this ASU effective July 1, 2020.

Aeon Global Health Corp.

Notes to the Consolidated Financial Statements

3.	Inventory

Inventory consists of the following:

	June 30,
	2018	2017

Laboratory testing supplies	$453,129	$347,750
Total inventory	$453,129	$347,750

4.	Property and Equipment

			Estimated
	June 30,		Useful Life
	2018	2017	In Years

Machinery and equipment	$5,416,686	$5,397,737	3	-	6
Software	393,383	392,913	5	-	7
Furniture and fixtures	105,662	105,043	5	-	7
Leasehold improvements	69,268	69,268		(1)
	5,984,999	5,964,961
Less: Accumulated depreciation and amortization	(4,563,902)	(3,761,418)

Property and equipment, net	$1,421,097	$2,203,543

(1) Lesser of lease terms or estimated useful life

Depreciation on property and equipment was approximately $802,000 and $1,295,000 for the years ended June 30, 2018 and 2017, respectively.

Aeon Global Health Corp.

Notes to the Consolidated Financial Statements

5.	Intangible Assets

The following table sets forth intangible assets as follows:

	June 30, 2018				June 30, 2017

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value	Useful Life In Years

Trademarks	$550,000	$111,310	$438,690	$-	$550,000	$111,310	$438,690	$-	7
Acquired tech	1,794,000	416,014	1,377,986	-	1,794,000	416,014	1,377,986	-	7
Total	$2,344,000	$527,324	$1,816,676	$-	$2,344,000	$527,324	$1,816,676	$-
Goodwill	$3,318,000		$3,318,000		$3,318,000		$3,318,000

In the year ending June 30, 2017, the Company concluded these Authentidate intangible assets and goodwill were impaired. The Company recorded $5,134,676 in impairment charges to eliminate the carrying value of goodwill, trademarks and acquired goodwill impairment charges are included in “Goodwill impairment” and trademarks and acquired technologies impairment is included in “Other intangible asset impairment” on the Consolidated Statement of Income for the year ending June 30, 2017.

Aeon Global Health Corp.

Notes to the Consolidated Financial Statements

6.	Income Taxes

The Company’s provision for income taxes consists of the following:

	Year Ended June 30,
	2018	2017
Current:
Federal	$-	$-
State	65,203	4,000
Total current	65,203	4,000

Deferred:
Federal	6,073,218	26,613,369
State	(41,519)	30,412
Total deferred	6,031,699	26,643,781

Income tax provision	$6,096,902	$26,647,781

The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate for the years ended June 30, 2018 and 2017 are as follows:

	Year Ended June 30,
	2018		2017

Income taxes at the federal statutory rate	$(524,386)	27.55%	$(1,844,749)	34.00%
State income taxes, net of federal income tax effect	(179,145)	9.41%	(143,944)	2.65%
Permanent tax differences	(176,818)	9.29%	1,135,075	-20.92%
Impact of rate change of tax cuts and jobs act	3,831,100	-201.27%	-	0.00%
Allowance	2,754,909	-144.73%	27,500,720	-506.86%
NOL expiration	388,978	-20.44%	-	0.00%
Other	2,264	-0.12%	679	0.01%
	$6,096,902	-320.31%	$26,647,781	-491.14%

              The Company's deferred tax assets and liabilities as of June 30, 2018 and 2017 are as follows:

	Year Ended June 30,
	2018	2017
Deferred tax assets:
Accrued compensation	$424,643	$615,000
Accounts receivable allowance	238,629	367,000
Intangible assets	148,884	287,000
Other	178,453	237,000
Net operating loss and other carryforwards	40,149,607	60,996,017
Total gross deferred assets	41,140,216	62,502,000
Less: Valuation Allowance	(34,916,654)	(49,247,000)
Deferred tax asset after valuation allowance	6,223,562	13,255,017
Deferred tax liabilities:
Depreciation	(197,084)	(705,000)
Warrant derivative	(85,268)	(331,000)
Change in accounting method	(124,895)	(371,000)
Total deferred tax liability	(407,247)	(1,407,000)

Net Deferred Tax Asset	$5,816,315	$11,848,017

Aeon Global Health Corp.

Notes to the Consolidated Financial Statements

The Company’s deferred tax assets and liabilities as of June 30, 2018 and 2017 are as follows:

Permanent tax differences for the year ended June 30, 2018 in the above reconciliation table primarily consist of prior year return true-ups and the expiration of net operating loss carryforwards. Permanent tax differences for the year ended June 30, 2017 primarily consist of goodwill impairment charges.

 As of June 30, 2018, the Company has net operating loss carryforwards of approximately $244,194,000. As of June 30, 2018, Federal net operating loss carryforwards are approximately $164,160,000 (Federal $164,160,000 and State $80,034,000), which expire between 2019 and 2037. Approximately $5,300,000 of the federal net operating loss carryforwards are Separate Return Limitation Year (SRLY) and can only be used by the entity that generated these losses in separate return years. State net operating loss carryforwards are approximately $80,034,000, which expire between 2027 and 2047.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Based on the result of current year operations, future income statement projections and the timing of NOL expirations, Company's valuation allowance increased during the year ended July 30, 2018 by approximately $6,032,000 to properly reflect the deferred tax asset.

The Tax Act was signed into law by the President of the United States on December 22, 2017. The Tax Act makes significant changes to U.S. tax laws and includes a reduction of U.S. corporation statutory income tax rates from 34% to 21% effective January 1, 2018. Under the Tax Act, the Company is subject to an average federal statutory tax rate of 27.55% for its fiscal year ended June 30, 2018. The Company’s federal statutory tax rate will be 21.0% beginning in July 2018 for the fiscal year ending June 30, 2019.

Under U.S. GAAP, deferred taxes must be adjusted for enacted changes in tax laws or rates during the period in which new tax legislation is enacted. Based on the provisions of the Tax Act, the Company provisionally remeasured its net deferred tax liabilities to incorporate the future lower corporate tax rate, resulting in an approximate $21,000,000 reduction to net deferred tax assets in the second quarter of fiscal year 2018 (period of the Tax Act's enactment). In addition, remeasurements specifically related to the valuation allowance were necessary after the deferred tax assets were remeasured resulting in a $17,000,000 decrease to the valuation allowance. The total provisional amounts related to the remeasurement of the Company’s deferred tax balances resulted in a $4,000,000 unfavorable impact in the period of the Tax Act's enactment.

The Company adopted the guidance in ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, during the fourth quarter of fiscal year June 30, 2016, and all deferred tax assets and liabilities are classified as long-term.

Aeon Global Health Corp.

Notes to the Consolidated Financial Statements

7.	Related Party Notes Payable

	June 30, 2018			June 30, 2017
		Interest rate		Note	Interest rate
	Principal	per annum		Payable	per annum
Secured
	$1,056,875	5% interest paid annually		$1,056,875	5% interest paid annually
	641,294	5% interest paid annually		641,294	5% interest paid annually
	255,417	5% interest paid annually		255,417	5% interest paid annually
	591,613	5% interest paid annually		591,613	5% interest paid annually
	504,452	5% interest paid annually

Total	$3,049,651		Total	$2,545,199

The principal amount listed above is principal only and does not include accrued interest of approximately $155,000 from March 20, 2017 to June 30, 2018.

Prior Year Exchange Transaction

On March 20, 2017, the Company entered into a note exchange agreement with the holders of an aggregate principal amount of $2,170,000 of outstanding promissory notes (the “Original Notes”), which were due and payable, pursuant to which the Company agreed to issue the holders of such notes, in consideration of the cancellation of the Original Notes, new promissory notes in the aggregate principal amount of $2,545,199, which is equal to the sum of the aggregate principal amount of the Original Notes plus the accrued but unpaid interest on the Original Notes (the “Senior Notes”). The Senior Notes are convertible into shares of the Company’s common stock at an initial conversion price of $2.03 per share. Based on the initial conversion prices, the Senior Notes were convertible into up to 1,253,792 shares of common stock. If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the conversion price then in effect, such conversion price will be decreased to equal 85% of such lower price. The foregoing adjustments to the conversion price will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. The conversion price is also subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. These conversion options resulted in a derivative liability valued at $328,422. All of the Senior Notes had a maturity date of one year from the closing date. The Senior Notes were issued in consideration of the exchange of (i) an aggregate principal amount of $950,000 of Original Notes currently convertible at a price of $2.25 per share, (ii) an aggregate principal amount of $520,000 of Original Notes which are currently convertible at a price of $3.00 per share, and (iii) an aggregate principal amount of $700,000 of unconvertible Original Notes.

The Senior Notes bear interest at the rate of 5% per annum with interest payable upon maturity, the conversion of the Senior Notes or on any earlier redemption date. Beginning one month after the Company’s common stock is listed for trading on a national securities exchange, and the Company will have the right to redeem all or any portion of the outstanding principal balance of the Senior Notes, plus all accrued but unpaid interest at a price equal to 110% of such amount. The holders of the Senior Notes shall have the right to convert any or the entire amount to be redeemed into common stock prior to redemption. Subject to certain exceptions, the Senior Notes are senior to existing and future indebtedness of the Company and are secured by a first priority lien on all the Company’s assets to the extent and as provided in a Security Agreement entered into between the Company and the holders. The Senior Notes contain customary covenants against incurring additional indebtedness and granting additional liens and contain customary event default. Upon the occurrence of an event of default under the Senior Notes, the holders may require the Company to repay all or a portion of the note in cash, at a price equal to 110% of the principal, plus accrued and unpaid interest.

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

Aeon Global Health Corp.

Notes to the Consolidated Financial Statements

Prior Year Loss on Extinguishment of Debt

In accordance with ASC 470-50, “Debt – Modifications and Extinguishments”, the Company’s note exchange agreement was tested to determine whether a debt modification or debt extinguishment had occurred. Based on management’s review, debt extinguishment accounting applied. A loss on extinguishment of $258,037 resulted from the exchange. The loss consists of the resulting derivative liability of $328,422 from embedded conversion options in the Senior Notes and the additional value of $50,000 of the Series E Preferred Stock compared to the Series B Preferred Stock, offset by the waiving of the unpaid Preferred Series B dividends of $120,385.

Current Year Exchange Transaction

On March 27, 2018, the Company entered into an agreement with the holders of outstanding Senior Notes to amend certain terms of such notes as described below (“Note Amendment Transaction”). Contemporaneously with the Note Amendment Transaction, the Company entered into an agreement with its Chief Executive Officer, who held a separate promissory note in the aggregate principle amount of $500,000, to exchange such note for an additional new senior note (the “Additional Senior Note”) on terms substantially the same as the Senior Notes in the Notes Amendment Transaction.

Note Amendment Transaction

In the Note Amendment Transaction, the holders (the “Senior Holders”) of the outstanding principal amount of $2,545,199 of Senior Notes entered into a consent and amendment agreement with the Company (the “Consent Agreement”), pursuant to which the Senior Notes were amended to extend the maturity date for a period of twelve months, to March 20, 2019 and in consideration thereof, the Senior Notes are convertible into up to 2,120,999 shares of common stock. The other material terms and conditions of the Senior Notes were not amended. Certain holders of the Senior Notes are affiliated with the Company as follows: (i) an aggregate principal amount of $255,417 of Senior Notes are held by Hanif A. Roshan, the Chairman and Chief Executive Officer of the Company and (ii) an aggregate principal amount of $591,613 of Senior Notes are held by Optimum Ventures, LLC, a part affiliated by ownership with the former owners of Peachstate Health Management, LLC, or subsidiary. Due to the adjustment of the conversion price of the Senior Notes, the exercise price of outstanding warrants to purchase an aggregate of 825,144 shares of common stock has been adjusted from $2.07 to $1.22 per share. Unpaid interest on the Senior Notes of June 30, 2018 was approximately $155,000, which is not incorporated into the principal balance. Accrued interest on the Senior Note is due on March 20, 2019 or any earlier payment of the Senior Notes.

Note Exchange Transaction

In connection with the Note Amendment Transaction, on March 27, 2018, the Company entered into a note exchange agreement (the “Note Exchange Agreement”) with its Chief Executive Officer, who also held a promissory note in the aggregate principal amount of $500,000, pursuant to which the Company agreed to issue to him, in consideration of the cancellation of such note,, the Additional Senior Note in the aggregate principal amount of $504,452, which is equal to the sum of the aggregate principal amount of the original note plus the accrued but unpaid interest thereon. The closing of the note Exchange Transaction occurred on March 27, 2018.

The Additional Senior Note is the same, in all material respects, as the Senior Notes described above in the Note Amendment Transaction and is convertible into shares of the Company’s common stock at an initial conversion price of $1.20. Based on the initial conversion price, the Additional Senior Note is convertible into up to 420,376 shares of common stock. As the Additional Senior Note is the same in all material respects as the Senior Notes, the conversion price of the Additional Senior Note may be adjusted upon the occurrence of the same events which would result in an adjustment to the conversion price of the Senior Notes, as described above, including the issuance of securities at a price per share less than the current conversion price. Similarly, the maturity date, interest rate, events of default, redemption and other terms of the Additional Senior Note are the same as for the New Senior Notes. The Additional Senior Note is on parity with the Senior Notes and, subject to certain exceptions, is senior to other existing and future indebtedness of the Company and, together with the Senior Notes, is secured by a first priority lien on all of the Company’s assets to the extent and as provided in the Security Agreement as amended.

In accordance with ASC 470-50, “Debt – Modifications and Extinguishments”, the Company’s note exchange agreement was tested to determine whether a debt modification or debt extinguishment had occurred. Based on management’s review, modification accounting applied. Due to the debt exchange on March 27, 2018, the Company recorded $242,846 of non-cash expense resulting from the conversion feature of the convertible debt and $904,035 of non-cash expense to value the conversion feature as of March 31, 2018.

See Note 14, Subsequent Events, in the notes to these financial statements for a settlement and restructuring agreement and note restructuring transaction entered into subsequent to June 30, 2018.

Aeon Global Health Corp.

Notes to the Consolidated Financial Statements

8.	Equity

Preferred Stock

 As of June 30, 2018, there were 25,000 shares of Series E Convertible Preferred Stock outstanding. The shares of Series E Preferred Stock are initially convertible into an aggregate of 187,500 shares of common stock at the initial conversion rate of $4.00 per share. The conversion price of the Series E Preferred Stock will be subject to adjustment solely in the event of stock dividends, combinations, splits, recapitalizations, and similar corporate events and does not provide for general price-based anti-dilution adjustments. Each share of Series E Preferred Stock has a stated value of $30.00 per share and has the following rights and preferences: (i) each holder of the Series E Preferred Stock has the right, at any time, to convert the shares of Series E Preferred Stock into shares of common stock, (ii) the Series E Preferred Stock is redeemable at the Company’s option commencing one year after the original issuance date, provided that the Company’s common stock is listed on a national securities exchange at such time, and (iii) the Series E Preferred Stock will pay dividends at the rate of 5% per annum in cash. The shares of Series E Preferred Stock were issued in a transaction with the holder of the Company’s previously outstanding shares of Series B Preferred Stock to exchange the shares of Series B Preferred Stock for the shares of Series E Preferred Stock. Pursuant to the exchange agreement for the preferred stock, the holder of the shares of Series B Preferred Stock agreed to waive all unpaid dividends that had accrued on the shares of Series B Preferred Stock. At June 30, 2018, the Company had accrued dividends on the Series E Preferred Stock of $47,979, which obligation was satisfied through the issuance of  39,383 shares of common stock in July 2018.

As of June 30, 2018, there are 605,000 shares of Series D Convertible Preferred Stock outstanding. The Series D Preferred Stock can be converted by the holders into an aggregate of 619,154 shares of common stock at an initial conversion rate of $9.77139 per share. The holders of such shares have the right to convert the preferred shares at any time, although the shares received upon conversion may not be offered or sold except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The Company has the right to repurchase the outstanding Series D Preferred Stock at a redemption price equal to $10.00 per share, plus accrued and unpaid dividends, and to require holders to convert their Series D Preferred Stock beginning in June 2016. Dividends on the Series D Preferred Stock accrue at a rate of 5% per annum and are payable semi-annually in cash or stock at the Company’s option. At June 30, 2018, the Company had accrued dividends on the Series D Preferred Stock of $936,756, which obligation was satisfied through the issuance of 94,354 shares of common stock in July 2018.

The Company’s preferred stock takes precedence over common stock but ranks below debt in the event of liquidation. In addition, the Series D Convertible Preferred Stock ranks above the Series E Convertible Preferred Stock.

Common Stock

As discussed in Note 1, the AEON Acquisition on January 27, 2016 has been accounted for as a reverse merger under U.S. GAAP. As such, AEON is considered the acquiring entity for accounting purposes and legacy AEON’s historical results of operations replaced legacy AHC’s historical results of operations for all periods prior to the reverse merger. Additionally, the legacy AEON equity accounts at June 30, 2015 were retroactively restated to reflect the number of shares received in the business combination as defined by Note 3.

Aeon Global Health Corp.

Notes to the Consolidated Financial Statements

Earnings per Share

	Year Ended
	June 30,

	2018	2017
Basic earnings (loss) per share
Net loss	$(8,000,377)	$(32,073,514)
Preferred stock dividends	(339,756)	(358,832)
Net (loss) available to common shareholders after preferred stock dividends	$(8,340,133)	$(32,432,346)
Weighted average shares used in the computation of basic earnings per share	7,249,370	7,188,900

Loss per share - basic	$(1.15)	$(4.51)

Dilutive earnings (loss) per share
Earnings (loss) available to common shareholders	$(8,340,133)	$(32,432,346)
Weighted average shares used in the computation of diluted earnings (loss) per share	7,249,370	7,188,900

Shares used in the computation of diluted earnings (loss) per share	7,249,370	7,188,900

Earnings (loss) per share - diluted	$(1.15)	$(4.51)

Anti-Dilutive Shares Excluded	7,521,887	5,627,516

Common Stock Warrants

A schedule of common stock warrant activity is as follows:

Warrant Activity	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding June 30, 2017	4,150,535	$4.67	3.87	$42,582
Issued	-
Expired	(691,709)	$8.68	-
Outstanding March 31, 2018	3,458,826	$3.65	3.41	$-
Exercisable, March 31, 2018	3,403,270	$3.51	3.46	$-

Due to the adjustment of the conversion price of the New Senior Notes, the exercise price of outstanding warrants to purchase an aggregate of 825,144 shares of common stock has been adjusted from $2.07 to $1.22 per share.

Aeon Global Health Corp.

Notes to the Consolidated Financial Statements

9.	Share-Based Compensation

Stock option activity under the Company’s stock option plans for employees and non-executive directors for the period ended June 30, 2018 is as follows:

Employees Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding June 30, 2017	226,902	$9.04	6.34
Granted	50,000	2.00	9.21
Expired/Forfeited	(11,556)	23.40	--
Outstanding June 30, 2018	265,346	7.08	6.55

Exercisable June 30, 2018	143,917	$11.50	4.44

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Non-Executive Director Information	Options	Price	Life (Years)	Value

Outstanding June 30, 2017	602,311	$3.57	6.11	$-
Granted	45,555	1.59	-	$-
Expired/forfeited	(102,807)	5.33	-
Outstanding and exercisable June 30, 2018	545,059	$3.08	7.75	$-

Restricted Stock unit activity under the Company’s restricted stock unit plans for employees and non-executive directors for the year ended June 30, 2018 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value

Outstanding June 30, 2017	411,429	$1.75
Granted	405,391	0.85
Expired/Forfeited	(64,429)	0.23
Outstanding June 30, 2018	752,391	$1.31

Share based compensation for RSUs and options for fiscal year 2018 was approximately $782,000.

On March 31, 2018, the Company’s Board of Directors approved the grant of 40,724 restricted stock units to Hanif A. Roshan. In addition, the Board also approved the grant of an aggregate 40,724 restricted stock units to certain other non-executive employees of the Company. All the restricted stock units were granted under the Company’s 2011 Omnibus Equity Incentive Plan, as amended (the “2011 Plan”). The Board determined that it was appropriate to grant the restricted stock units in consideration of an agreement by Mr. Roshan and the other non-executive employees to accept such compensation in lieu of cash payment of base salary for the five-week period ending March 31, 2018.

On June 30, 2018 issued 101,971 restricted stock units to Hanif A. Roshan. In addition, as of such date, an aggregate of 101,972 restricted stock units were also granted to certain other non-executive employees of the Company. All of the restricted stock units were granted under the Company’s 2011 Plan and will vest on the one-year anniversary of the grant date. The restricted stock units were granted in consideration of the agreement by Mr. Roshan and the other non-executive employees to accept such compensation in lieu of cash payment of base salary for the fiscal quarter ended June 30, 2018.

Aeon Global Health Corp.

Notes to the Consolidated Financial Statements

10.	Fair Value Measurements and Other Financial Instruments

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

The Company’s Level 3 financial liabilities consist of the derivative conversion features of underlying convertible debt and warrants issued in 2011 to 2015. The Company valued the conversion features using the Black Scholes model prior to the three months ended September 30, 2016 and the Monte Carlo model for all periods thereafter. These models incorporate transaction details such as the Company’s stock price, contractual terms maturity, risk free rates and volatility as of the date of issuance and each balance sheet date. The decrease in the value of the conversion feature of convertible debt and warrants issued was primarily due to the decrease in the stock price during 2018 compared to prior years.

The Company utilized the following assumptions in valuing the derivative conversion features:

Exercise Price	$1.20	–	$1.22
Risk free interest rate	2.30%	-	2.70%
Expected volatility	123.0%	-	194.0%
Remaining term (in years)	0.72	–	5.07

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The fair value of the Company’s financial instruments, using the fair value hierarchy under U.S. GAAP detailed in “Fair Value Measurements” in Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards,” of the Notes to the Consolidated Financial Statements are included in the table below.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liabilities at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liabilities. Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable input (probability of a down round event) used in the fair value measurement is the estimation of the likelihood of the occurrence of a change in the contractual terms of the financial instruments. A significant increase (decrease) in this likelihood or in the volatility assumptions would result in a higher (lower) fair value measurement.

The following tables provide a summary of the changes in fair value, including net transfers in and/or out, of all financial assets / (liabilities) measured at fair value on a recurring basis using significant unobservable inputs during the year ended June 30, 2018.

		Convertible
	Warrants	Notes	Total

Balance - June 30, 2017	$435,036	$116,004	$551,040

Change in fair value of derivative liabilities	70,033	702,552	772,585

Balance - June 30, 2018	$505,069	$818,556	$1,323,625

Aeon Global Health Corp.

Notes to the Consolidated Financial Statements

	Fair value	Level 1	Level 2	Level 3
June 30, 2017 Derivative liabilities	$551,040	$-	$-	$551,040

June 30, 2018 Derivative liabilities	$1,323,625	$-	$-	$1,323,625

Derivative Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-15, “Derivatives and Hedging”. The result of this accounting treatment is that the fair value of the embedded derivative is market to market each balance sheet date and recorded as a liability, the change in fair value is recorded in the statements of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is market to fair value at the conversion date and then that fair value is reclassified to equity.

For the year ended June 30, 2018, the Company recorded non-cash expense of approximately ($773,000) in other income (expenses) for the change in the fair value of the derivative liabilities.

11.	Commitments and Contingencies

AEON leases its facilities under a lease agreement dated March 1, 2014, as amended January 20, 2016. The lease, amended, provided for a term of 12 years expiring March 2026.

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Leases
Operating	$5,590,001	$740,000	$1,542,001	$1,373,000	$1,935,000
Capital	12,000	12,000	-	-	-
Total lease obligations	5,602,001	752,000	1,542,001	1,373,000	1,935,000
Total debt obligations	3,364,908	3,364,908	-	-	-
Total obligations	$8,966,909	$4,116,908	$1,542,001	$1,373,000	$1,935,000

In the case captioned Medlogic, LLC and Malena F. Badon v. Peachstate Health Management, LLC., et al., now pending in the 15th Judicial District Court, Lafayette Parish, State of Louisiana, Docket No.: 2015-0151 I, the Company is the defendant in a case where the Plaintiffs, as independent contractors, allege they are owed certain commissions that they purportedly earned while marketing the Company’s products and services. The Company believes the contractors were overpaid and has asserted a counterclaim for reimbursement of such overpayments. The Company intends to vigorously defend the claim and pursue its counterclaim. The parties have completed initial discovery and the matter remains pending. The Company believes the resolution of this matter will not have a material effect on its financial statements.

Prior to the completion of the merger, AT&T provided various communication services and equipment to the Company, including facsimile lines. AT&T has claimed that the Company owes approximately $500,000 to it for such services. The Company continues to negotiate with AT&T to seek a compromise of such amount. To the Company’s knowledge, no proceedings have been commenced regarding this matter, and the Company has accrued the full amount of its potential liabilities on its financial statements as of the fiscal year ended June 30, 2018.

Regarding the termination of the Company’s relationship with certain executives, including the former Chief Executive Officer of Authentidate Holding Corp., O’Connell Benjamin, the Company has been reviewing its severance obligations and the vesting of post-termination provisions. The Company believes it has accrued all related severance costs as of June 30, 2018 related to past terminations. The former Chief Executive Officer commenced an arbitration proceeding before the American Arbitration Association (“AAA”) on or about June 22, 2016 requesting severance compensation of $341,620 and other benefits, including the vesting of certain stock option awards, pursuant to an employment agreement. The parties opted to pursue mediation in their attempt to resolve the matter, and a mediation session was held on October 30, 2017, but no resolution was reached. The Company believes it has valid defenses to Mr. Benjamin’s claims and intends to defend this matter accordingly as the arbitration process ensues.

Aeon Global Health Corp.

Notes to the Consolidated Financial Statements

On May 3, 2017, the Company received notice from the Office for Civil Rights (“OCR”) of the U.S. Department of Health and Human Services (“DHHS”) informing the Company that the OCR is conducting a review of the Company’s compliance with applicable Federal Standards for Privacy of Individually Identifiable Health Information and/or Security Standards for the Protection of Electronic Protected Health Information (“ePHI”). The OCR is the division of DHHS charged with enforcing the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), and its privacy, security and data breach rules (“HIPAA Rules”). The OCR compliance review covers both the Company’s telehealth business and its clinical laboratory operations. The OCR reviewed the Company’s premises and conducted interviews on May 23, 2017 and the Company continues to work on a resolution with the OCR. The OCR may, among other things, require a corrective action, issue penalties, or reach a monetary settlement. The Company does not expect a material adverse determination on its consolidated financial position, results of operations, and cash flows.

The Company is the plaintiff in a case captioned Peachstate Health Management, LLC d/b/a Aeon Clinical Laboratories v. Radius Foundation, Inc. and William Bramlett, Ph.D., filed on June 13, 2017, in the State Court of Hall County, State of Georgia, Case No.: 2017-SV-312-Z. Judgement in the amount of $116,865 was awarded by the court on March 29, 2018, against the corporate defendant. The Company continues to pursue its claims against the individual co-defendant and is presently negotiating a compromised settlement of all claims with all parties.

The Company is the plaintiff in a case captioned Peachstate Health Management, LLC d/b/a Aeon Clinical Laboratories v. Trimana LLC d/b/a Via Medical Center filed on April 29, 2016, in the State Court of Hall County, State of Georgia, Case No.: 2016-SV-246D. Judgement in the amount of $104,652 was awarded by the Court on March 12, 2018. The Company continues to pursue its collection efforts against the defendant.

The Company is the defendant in an action captioned Cogmedix, Inc. v. Authentidate Holding Corp. in the Superior Court of Worcester County, Commonwealth of Massachusetts, Case No.: 1685CV013188. Suit was filed on September 6, 2016, based upon a purchase order dated December 6, 2013, alleging the principal amount of $227,061, and accumulating interest and attorney fees. On February 15, 2018, judgement in the amount of $320,638 was awarded. The Company is seeking to reach a mutually amicable settlement with the plaintiff.

The Company, its Chief Executive Officer, and certain yet identified persons are defendants in a case captioned Carlotta Miraflor v. Peachstate Health Management, LLC d/b/a Aeon Global Health, et al., filed on October 4, 2017 in the United States District Court for the Central District of California, Case No.: 5:17-CV-02046-DSF-SP. Service of the Summons and Complaint was made on January 3, 2018 and an Answer denying liability was timely filed with the Court Clerk. The plaintiff is a principal of a corporate independent contractor which planned to provide marketing services to the Company pursuant to a services agreement. The lawsuit was preceded by a Dismissal and Notice of Rights by the U.S. Equal Employment Opportunity Commission in July 2017, on the basis that the Plaintiff was determined to be a principal of a corporate independent contractor. Notwithstanding this ruling the Plaintiff has initiated suit alleging wrongful termination, retaliation, harassment, and other claims. The lawsuit seeks monetary damages for Plaintiff’s alleged loss of earnings, emotional distress, punitive damages, and attorneys’ fees and costs. The Company believes it has strong defenses to Plaintiff’s allegations and intends to vigorously defend the claim. Management is unable to determine at this time whether this claim will have a material adverse impact on the Company’s financial condition, results of operations, or cash flow.

On September 15, 2015 the Company executed an amendment to the lease for its replacement offices in New Jersey. The term of the lease was for six years with annual rentals ranging from approximately $135,000 in the first year to $148,000 in the final year. The lease provided the Company with opportunities for its early termination by the tender of a pre-negotiated amount on the 18th, 27th, and 36th month anniversary dates of the amendment. As part of the lease’s terms, the Company provided a letter of credit in the approximate amount of $121,000 as security for its lease payments. In July of 2017 the Company vacated the premises, and the landlord took possession of both the premises and the aforementioned letter of credit monies in the first quarter of fiscal year 2018. The Company is evaluating its possible lease obligations and considering its alternatives, and, although not guaranteed, expects to be successful.

The Company is also subject to claims and litigation arising in the ordinary course of business. Our management considers that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

The Company has entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2018, we are not aware of any obligations under such indemnification agreements that would require material payments.

Aeon Global Health Corp.

Notes to the Consolidated Financial Statements

12.	Related Party

Except as disclosed herein, the Company has not entered into any material transactions or series of similar transactions with any director, executive officer or any security holder owning 5% or more of common stock since July 1, 2017.

AEON leases its facilities from Centennial Properties of Georgia, LLC under a lease agreement commencing April 2014, as amended January 20, 2016. The lease provides for a term of 12 years expiring March 2026. The lease payments range from $46,500 to a maximum of $60,000. In connection with the lease agreement, as security for its rent and other obligations under the lease, AEON has provided to the landlord a first priority lien and security interest in substantially all its assets. The landlord under the lease is Centennial Properties of Georgia, LLC a Georgia limited liability company. Centennial is owned by Sonny Roshan, Shawn Desai, Pyarali Roy and Sohail Ali, all of whom are either former members, or spouses of former members, of AEON and have received and may in the future receive common stock from the AEON Acquisition. Mr. Roshan serves as the Chairman and Chief Executive Officer of AGHC. Mr. Desai is the Chief Technology Officer of AEON. Mr. Roy is the Chief Strategy Officer of AEON. Related party rent expense was $580,500 and $562,500 for the fiscal years ended June 30, 2018 and 2017, respectively.

The Company holds certain related party notes payable to certain shareholders, its Chief Executive Officer and affiliates of board members of the Company, as detailed in Note 14. Interest expense relating to these notes amounted to approximately $42,000 and $42,000 for the fiscal years ended June 30, 2018 and 2017, respectively. In the Note Amendment Transaction, the holders (the “Senior Holders”) of the outstanding principal amount of $2,545,199 of Senior Notes entered into a consent and amendment agreement with the Company (the “Consent Agreement”), pursuant to which the Senior Notes were amended to extend the maturity date for a period of twelve months to March 20, 2019 and in consideration thereof, the conversion rate of the Senior Notes was reduced to $1.20 per share. Based on the adjusted conversion price, the principal amount of the Senior Notes was convertible into up to 2,120,999 shares of common stock. The other material terms and conditions of the Senior Notes were not amended. Certain holders of the New Senior Notes are affiliated with the Company as follows: (i) an aggregate principal amount of $255,417 of Senior Notes are held by Hanif A. Roshan, the Chairman and Chief Executive Officer of the Company and (ii) an aggregate principal amount of $591,613 of Senior Notes are held by Optimum Ventures, LLC, a party affiliated by ownership with the former owners of Peachstate Health Management, LLC, our subsidiary. Due to the adjustment of the conversion price of the Senior Notes, the exercise price of outstanding warrants to purchase an aggregate of 825,144 shares of common stock has been adjusted from $2.07 to $1.22 per share. Unpaid interest on the Senior Notes as of June 30, 2018 was approximately $155,000, which is not incorporated into the principal balance. Accrued interest on the New Senior Notes is due on March 20, 2019 or any earlier payment of the Senior Notes.

Effective January 23, 2018, Hanif A. Roshan, the Company’s Chief Executive Officer and Chairman of the Board made a short-term loan of $500,000 to the Company. To evidence the loan, the Company issued Mr. Roshan a promissory note (the “Note”) in the aggregate principal amount of $500,000. The Note was an unsecured obligation of the Company and was not convertible into equity securities of the Company. The Note was due and payable on April 23, 2018 and interest accrued on the Note at the rate of 5% per annum. The Note was exchanged for a secured convertible note in the exchange transaction described above in Note 8 under the caption “Current Year Exchange Transaction”.

                     As discussed in Note 14 to these Consolidated Financial Statements, the Company restructured the Senior Notes held by Mr. Roshan and Optimum Ventures and exchanged the Senior Notes held by them for senior secured Grid Notes.

The Company entered into a lease agreement with Hanif A. (“Sonny”) Roshan (the “landlord”) for a residential premises at 5455 Golf view Drive, Braselton, Georgia 30517 for a term of one year beginning on January 1, 2018 and ending on December 31, 2018 for a fixed rent in monthly installments of $7,500 due and payable by the first day of each month. The lease is renewable with a 3% increase in rent for each renewal. The tenant is responsible for utilities and insurance with the landlord responsible for maintenance and taxes on the premises. Rent expense was $90,000 for the fiscal year ended June 30, 2018.

Certain of the Company's affiliates, including members of its senior management and board, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest.  These include certain with which the Company does business.  The Company does business with Kemah Palms, an entity that is majority owned by the Company's Chairman and CEO, Sonny Roshan.  AEON generated approximately $10,000 in revenue from Kemah Palms in fiscal 2018.

.

               On September 18, 2018, the Company and its wholly-owned subsidiary, Peachstate Health Management LLC, entered into a shared services agreement with Centennial Properties, LLC, an entity affiliated with the Company’s chief executive officer and which is the owner of the premises in which the Company conducts its operations. Pursuant to this agreement, in consideration of various services and accommodations provided by Centennial Properties, the Company and Peachstate Health Management agreed to provide, or cause to be provided, certain operational and administrative support services to Centennial Properties and certain other related entities. Under this agreement, in no event shall any employee of the Company or Peachstate Health Management be required to devote more than 10% of such employee’s business time per week to the provision of services to Centennial Properties. The shared services agreement has a term of three years.

           An entity affiliated with the Company’s Chief Executive Officer extended a personal loan of $500,000 to an entity affiliated with a distributor and business consultant to the Company. The borrower has agreed to repay the loan by assigning a percentage of the net proceeds received by the affiliated distributor as commissions under its distribution agreement.

13.	Segment Information

The Company is operated as two segments: (i) laboratory testing services (AEON), and (ii) web-based software (AHC). Laboratory testing services includes the testing of an individual’s blood, urine or saliva for the presence of drugs or chemicals and the patient’s DNA profile. Web-based software provide secure web-based revenue cycle management applications and telehealth products and services that enable health care organizations to increase revenues, improve productivity, reduce costs, coordinate care for patients and enhance related administrative and clinical workflows and compliance with regulatory requirements. Management currently runs each segment separately and measures profitability and operational performance based on the financial records independently maintained by two separate systems.

Aeon Global Health Corp.

Notes to the Consolidated Financial Statements

Select financial information related to the Company’s segments is presented below:

	Authentidate	AEON	Total

Year ended June 30, 2018
Net revenues	991,863	$15,309,281	$16,301,144
Cost of revenues	194,596	3,607,578	3,802,174
Operating expenses	2,465,128	14,616,552	17,081,680
Operating income (loss)	(1,473,265)	692,729	(780,536)

Year ended June 30, 2017
Net revenues	$1,286,697	$18,912,074	$20,198,771
Cost of revenues	1,178,586	3,021,859	4,200,445
Operating expenses	8,048,427	17,529,642	25,578,069
Operating income (loss)	(6,761,730)	1,382,432	(5,379,298)

June 30, 2018
Total assets	$7,532,512	$3,442,743	$10,975,255

June 30, 2017
Total assets	$11,772,871	$4,958,807	$16,731,678

14.	Subsequent Events

On June 18, 2018, the Company’s Board of Directors Board of Directors declared and authorized payment of accrued dividends on itsoutstanding shares of Series D Convertible Preferred Stock in the aggregate amount of $936,756 and a dividend of the outstanding shares of its Series E Convertible Preferred Stock in the aggregate amount of $47,979. The common stock dividends were issued subsequent to June 30, 2018. The Board determined to issue the dividends on the Series D Preferred Stock through the issuance of additional shares of common stock, in accordance with the terms and conditions of the Certificate of Designations, Preferences and Rights and Number of Shares of Series D Convertible Preferred Stock.   The Company issued an aggregate of 94,354 shares of common stock in satisfaction of the dividends accrued on the Series D preferred stock. The holder of the Series E Preferred Stock agreed to accept issuance of the dividend through the issuance of shares of common stock and the Company issued 39,383 shares of common stock in in satisfaction of the dividends accrued on the Series E preferred stock.

On July 19, 2018, the Company entered into the Settlement and Restructuring Agreement (the “Settlement Agreement”) with Peachstate Health Management, LLC (“AEON”), its wholly-owned subsidiary, and the former members of AEON included in the Agreement (the “Former Members”), including its Chief Executive Officer, Hanif A. Roshan. Pursuant to the Agreement, the parties agreed to, among other things, resolve certain disagreements among themselves relating to the interpretation of certain provisions of the Merger Agreement.

The Merger Agreement included, among other things, certain earn-out consideration (the “Earn-out”) and the assumption of certain liabilities. The Earn-out required the achievement of certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels that were automatically adjusted upon the change of reimbursement rates adopted by the Centers for Medicare and Medicaid Services. Upon achievement of the EBITDA level for the three calendar years ending December 31, 2018 (“2018 Earn-out”), the Former Members would receive additional shares of the Company’s common stock so that the total number of shares of the Company’s common stock issued to the Former Members pursuant to the Merger Agreement would equal 85% of the issued and outstanding shares of the Company’s common stock on a post-issuance and fully-diluted (as defined in the Merger Agreement) basis. In addition, the Merger Agreement provided that upon achievement of the EBITDA level for the four calendar years ending December 31, 2019 (“2019 Earn-out”), the Former Members would receive additional shares of the Company’s common stock so that the total number of shares of the Company’s common stock issued to them pursuant to the Merger Agreement would equal 90% of the issued and outstanding shares of the Company’s common stock on a post-issuance and fully-diluted (as defined in the Merger Agreement) basis. The Former Members were also granted certain registration rights pursuant to the Merger Agreement (the “Registration Rights”), which remain outstanding. Achievement of the maximum amount of Earn-out would have resulted in the issuance of over 70,000,000 shares of the Company’s common stock.

Subsequently, in connection with the Merger, the parties expressed differences of opinion on the interpretation of certain provisions of the Merger Agreement, the calculation of the number of shares of common stock issued pursuant to the initial tranches of the Earn-out under the Merger Agreement, and the assumption of income tax liabilities for undistributed income earned by AEON prior to the Merger. The Company has also incurred tive cash flow for the calendar years 2016 and 2017, necessitating the loan of approximately $760,000 by the Company’s Chief Executive Officer in addition to an amount of $591,613, including accrued interest, previously loaned by an entity owned by certain of the Former Members (collectively the “Loans”), which Loans have been extended on multiple occasions. The Loans were due and payable on March 20, 2019 and are convertible into common stock at $1.20 per share (currently 1,126,235 shares). In addition, the Chief Executive Officer and certain of the Former Members reduced their cash compensation as employees to zero and have been accepting restricted stock units of the Company as sole compensation.

Aeon Global Health Corp.

Notes to the Consolidated Financial Statements

The Company, AEON and the Former Members reached an agreement to resolve these matters and entered into the Settlement Agreement in order to: (i) provide a source of working capital to the Company to sustain operations and reduce the additional dilution which could have been caused by the conversion of the Loans; (ii) remove the uncertainty as to the number of shares which may be issued pursuant to the 2018 and 2019 Earn-outs by replacing percentages with fixed share amounts; (iii) agree that all share calculations for the Earn-outs are to be based on actual shares outstanding rather than on a “fully-diluted” basis to provide additional certainty and reduce the potential issuances on account of the Merger from approximately 70,000,000 shares of common stock to approximately 1,200,000 shares of common stock; (iv) provide clarity as to the relationship between the 2018 Earn-out and 2019 Earn-out; (v) reduce the maximum percentage ownership of the Former Members ; (vi) avoid the expense of a demand registration statement; and (vii) otherwise resolve all outstanding disagreements among the parties arising out of the Merger Agreement.

As a condition to the effectiveness of the Settlement Agreement, the parties agreed to restructure the Loans to exchange the existing notes held by such persons for a new senior credit instrument pursuant to which the lenders would provide up to $2.0 million of credit to Company (the “Note Restructuring Transaction”). A summary of the Note Restructuring Transaction is set forth below.

The parties also resolved all interpretative issues relating to the Merger Agreement and clarified the amount and terms of the Earn-outs as described below.

With respect to the 2018 Earn-out, the parties agreed that the 2018 Earn-out, as adjusted according to the Merger Agreement, shall be $21,483,749 of EBITDA for the three calendar years ending December 31, 2018. If the 2018 Earn-out target is achieved, then on October 1, 2019, subject to the completion of the audited financial statements of AEON for the calendar year ending December 31, 2018, the Company shall issue the Former Members a fixed amount of 3,000,000 shares of the Company’s common stock; provided, however, that if AEON does not achieve the 2018 Earn-out target, but achieves EBITDA for the three calendar years ending December 31, 2018 of at least 75% of the 2018 Earn-out target, then on October 1, 2019, subject to the completion of the audited financial statements of AEON for the calendar year ending December 31, 2018, the Company shall issue the Former Members a fixed amount of 2,250,000 shares of the Company’s common stock.

With respect to the 2019 Earn-out, the parties agreed that the 2019 Earn-out, as adjusted according to the Merger Agreement, shall be $32,600,530 of EBITDA for the four calendar years ending December 31, 2019. If the 2019 Earn-out target is achieved, then within three business days following the completion of the audited financial statements of AEON for the calendar year ending December 31, 2019, the Company shall issue the Former Members a fixed amount of 4,000,000 shares of the Company’s common stock. If AEON fails to achieve the 2019 Earn-out target, but achieves EBITDA for the four calendar years ending December 31, 2019 of at least 75% of the 2019 Earn-out target, then within three business days following the completion of the audited financial statements of AEON for the calendar year ending December 31, 2019, the Company shall issue the Former Members a fixed amount of 3,000,000 shares of the Company’s common stock.

The parties also agreed that if the 2019 Earn-out target is achieved the Former Members would be entitled to an “earn-out credit” equal to the amount by which such target is exceeded. If AEON did not achieve the 2018 Earn-out target (or the adjusted 2018 Earn-out target), the earn-out credit would be applied to its EBITDA for the 2018 Earn-out and then the determination of whether the 2018 Earn-out was achieved (at either the full or the 75% level) will be recomputed. If the addition of the earn-out credit results in AEON achieving the 2018 Earn-out (at either level) then several additional shares of common stock shall be issued to the Former Members in accordance with the terms of the Settlement Agreement.

The Company also agreed that in consideration of the restructuring of the consideration due to the Former Members under the Merger Agreement, it shall issue an aggregate of 2,500,000 shares of the Company’s common stock to the Former Members. Such additional shares shall be issued to the Former Members pro rata based on their respective percentage ownership of AEON prior to the Merger and shall be deemed earned and issued on February 28, 2019.

As additional consideration to the Company under the Settlement Agreement, the Former Members agreed: (i) to relinquish all demand registration rights; (ii) that the arrangements set forth in the Settlement Agreement fully resolved any and all claims arising out of the Merger Agreement and the transactions contemplated thereby; and (iii) to a general release of claims as against the Company.

Note Restructuring Transaction

As a condition to the effectiveness of the Settlement Agreement, the parties further agreed to restructure the loans previously made to the Company by Mr. Roshan and Optimum Ventures, LLC, (together, the “Lenders”) and to exchange the existing notes held by them for a new senior credit instrument pursuant to which they will provide up to $2.0 million of credit to Company (the “Note Restructuring Transaction”). In the Note Restructuring Transaction, the Company entered into a note exchange agreement dated July 19, 2018 (the “July Exchange Agreement”), with the Lenders, who collectively held senior secured convertible notes in the aggregate principal amount of $1,351,482 (the “Original Notes”).

Pursuant to the July Exchange Agreement, the Company agreed to issue the Lenders new senior secured grid notes in the aggregate principal amount for a maximum of $2.0 million (the “Grid Notes”) in consideration of the cancellation of their Original Notes. The Grid Notes are structured to provide the Company with a credit facility pursuant to which it can borrow, pay, and re-borrow any portion of the maximum principal amount of credit available under these instruments. The Grid Notes are senior, secured obligations and are not convertible into any equity securities of the Company. The Grid Notes bear interest at the rate of 7.5% per annum with interest payable upon maturity or sooner in accordance with the prepayment mechanism of the Grid Notes. The maturity date of the Grid Notes is June 30, 2020.

Aeon Global Health Corp.

Notes to the Consolidated Financial Statements

The Grid Notes are on parity with an outstanding principal amount of $1,698,169 of other senior secured convertible notes (the “Senior Convertible Notes”) and, subject to certain exceptions, are senior to other existing and future indebtedness of the Company and, together with the Senior Convertible Notes, will be secured by a first priority lien on all of the Company’s assets to the extent and as provided in a Security Agreement entered into between the Company, the Lenders and the holders of the Senior Convertible Notes (the “Convertible Note Holders”). The Grid Notes contain customary covenants against incurring additional indebtedness and granting additional liens and contains customary events of default, which terms are substantially the same as the corresponding provisions of the Original Notes. Upon the occurrence of an event of default under the Grid Notes, the Lenders may require the Company to repay all or a portion of the note in cash, at a price equal to 110% of the principal, plus accrued and unpaid interest.

The Grid Notes are being issued in consideration of the exchange of (i) an aggregate principal amount of $759,869 of Original Notes held by Mr. Roshan and (ii) an aggregate principal amount of $591,613 of Original Notes held by Optimum Ventures, LLC. Upon the closing, a Grid Note was issued to each of the Lenders in a maximum principal amount based on the relative percentages of the Original Notes that were held by them. The maximum principal amount under the Grid Note issued to Mr. Roshan is $1,100,000 and the maximum principal amount under the Grid Note issued to Optimum is $900,000. Each Grid Note issued also reflects an outstanding principal amount equal to the sum of the aggregate principal amount of the Original Notes held by each Lender, plus the accrued but unpaid interest thereon. The closing of the Note Restructuring Transaction occurred on July 19, 2018.

In connection with the Note Restructuring Transaction, the Company entered into a consent and amendment agreement with the Convertible Note Holders to obtain their consent to the issuance of the Grid Notes. In consideration thereof, the Company and Convertible Note Holders also agreed to extend the maturity date of the Senior Convertible Notes for a period of one year to March 20, 2020 and to modify the redemption mechanism of such instruments by increasing the duration of the redemption notice period defined in the Senior Convertible Notes. In addition, the parties entered into an amendment to the Amended and Restated Security Agreement entered into as of March 20, 2017, as previously amended (the “Security Agreement”), to provide that the Grid Notes shall be secured by the collateral defined in such earlier Security Agreement.