Form 10-K/A
period 2018-06-30
Aeon Global Health Corp.
filed 2018-11-08
CIK 885074

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

ii

EXPLANATORY NOTE

Aeon Global Health Corp. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the “Original Form 10-K”) to correct an inadvertent error that resulted in the Original Form 10-K being filed with an incorrect version of Exhibit 101.1, which provides items from our Original Form 10-K formatted in eXtensible Business Reporting Language.

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to our Original Form 10-K is being filed in accordance with Rule 12b-15 under the Securities Exchange Act of 1934 for the sole purpose of including the correct version of Exhibit 101.1.

This Amendment does not amend or otherwise update any other information in the Original Form 10-K and does not reflect events occurring after the date of the Original Form 10-K. No other changes have been made to the Original Form 10-K.

Page

PART IV
Item 15.	Exhibits and Financial Statement Schedules	1

iii

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

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

10.18	2011 Omnibus Equity Incentive Plan amended July 11, 2016 (filed as Exhibit 10.1 to Current Report on Form 8-K filed July 13, 2016).

10.19	Form of Note Exchange Agreement dated March 20, 2017 (filed as Exhibit 10.1 to Current Report on form 8-K filed on March 24, 2017).

10.20	Form of Exchange Agreement for Series E Preferred Stock dated March 20, 2017 (filed as Exhibit 10.2 to Current Report on Form 8-K filed March 24, 2017).

10.21	Form of Security Agreement dated March 20, 2017 (filed as Exhibit 10.3 to Current Report on form 8-K filed March 24, 2017).

10.22 §§	Form of Restricted Stock Unit Agreement issued June 2, 2017 (filed as Exhibit 10.27 to the Annual Report on Form 10-K on October 13, 2017).

10.23 §§	Employment Letter entered into on September 8, 2017 with David C. Goldberg (filed as Exhibit 10.1 to Current Report on form 8-K filed September 14, 2017).

10.24 §§	Employment Letter entered into on September 8, 2017 with Michael J. Poelking (filed as Exhibit 10.2 to Current Report on form 8-K filed September 14, 2017).

10.25	Form of Note Exchange Agreement dated March 27, 2018 (filed as Exhibit 10.1 to Current Report on Form 8-K filed March 28, 2018).

10.26	Form of Settlement and Restructuring Agreement dated July 19, 2018 (filed as Exhibit 10.1 to Current Report on Form 8-K filed July 24, 2018).

10.27	Form of Note Exchange Agreement dated July 19, 2018 (filed as Exhibit 10.2 to Current Report on Form 8-K filed July 24, 2018).

10.28	Form of Restricted Stock Unit Agreement granted March 31, 2018 (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).

10.29	Form of Restricted Stock Unit Agreement granted March 31, 2018 (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).

10.30	Form of Note Exchange Agreement dated July 19, 2018 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on July 24, 2018).

10.31	Consent and Amendment Agreement dated July 19, 2018 (filed as Exhibit 10.3 to Current Report on Form 8-K filed on July 24, 2018).

10.32	Amendment to Amended and Restated Security Agreement dated July 19, 2018 (filed as Exhibit 10.4 to Current Report on Form 8-K filed on July 24, 2018).

14	Code of Ethics (filed as Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended June 30, 2003).

21.1	Subsidiaries of Registrant (incorporated by reference to the corresponding exhibit to the Original Form 10-K).

23.1	Consent of Rosenberg Rich Baker Berman P.A. (incorporated by reference to the corresponding exhibit to the Original Form 10-K).

31.1	Certification of Chief Executive Officer (incorporated by reference to the corresponding exhibit to the Original Form 10-K).

31.2	Certification of Chief Financial Officer (incorporated by reference to the corresponding exhibit to the Original Form 10-K).

32.1	Section 1350 Certification of Chief Executive Officer (incorporated by reference to the corresponding exhibit to the Original Form 10-K).

32.2	Section 1350 Certification of Chief Financial Officer (incorporated by reference to the corresponding exhibit to the Original Form 10-K).

101.1 *

The following financial information from Aeon Global Health Corp.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Shareholder’s Equity; (iv) the Consolidated Statement of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEON GLOBAL HEALTH CORP.

	By:	/s/ Hanif Roshan
	Name:	Hanif Roshan
Dated: November 8, 2018	Title:	Chief Executive Officer and Chairman of the Board

	By:	/s/ Michael J. Poelking
	Name:	Michael J. Poelking
Dated: November 8, 2018	Title:	Chief Financial Officer and Treasurer