Form 10-Q
period 2018-09-30
Aeon Global Health Corp.
filed 2018-11-09
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 25, 2018 there were 7,383,706 shares of common stock, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Aeon Global Health Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30,	June 30,
	2018	2018
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$569,694	$723,352
Accounts receivable, net	2,701,110	2,507,304
Inventory, net	407,878	453,129
Prepaid expenses and other current assets	79,405	54,058
Total current assets	3,758,087	3,737,843

Property and equipment, net	1,292,990	1,421,097
Other assets
Deferred tax asset	5,816,315	5,816,315
Total assets	$10,867,392	$10,975,255

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$1,644,229	$1,436,897
Accrued expenses	2,029,564	2,082,591
Accrued commissions	459,211	608,405
Accrued dividends	85,941	984,979
Accrued income taxes payable	515,667	515,667
Accrued interest notes payable	151,527	155,257
Deferred rent	204,452	194,628
Notes payable	1,698,169	3,049,651
Derivative liabilities	815,001	1,323,625
Total current liabilities	7,603,761	10,351,700
Deferred rent	157,498	135,001
Related party notes payable	1,415,449
Deferred Taxes Payable	-
Total liabilities	9,176,708	10,486,701
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.10 par value; 5,000,000 shares authorized, Series D, 605,000 shares and Series E 25,000 shares issued and outstanding at September 30, 2018, and June 30, 2018, respectively	63,000	63,000
Common stock, $.001 par value; 190,000,000 shares authorized, 7,383,706 and 7,249,370 shares issued and outstanding on September 30, 2018, and June 30, 2018 , respectively	25,714	25,579
Additional paid-in capital	46,600,419	45,089,337
(Accumulated deficit) retained earnings	(44,998,449)	(44,689,362)
Total shareholders’ equity	1,690,684	488,554
Total liabilities and shareholders’ equity	$10,867,392	$10,975,255

The accompanying notes are an integral part of the condensed consolidated financial statements.

Aeon Global Health Corporation and Subsidiaries
Consolidated Statements of Operations

	Three Months
	Ended September 30,

	2018	2017

Net revenues
Fees for services	$3,537,631	$3,110,382
Hosted software services	199,009	243,020
Telehealth products and services	4,550	4,650
Total net revenues	3,741,190	3,358,052
Operating expenses
Cost of revenues	1,456,650	1,128,576
Selling, general and administrative	2,176,977	3,072,428
Share based compensation	69,400	68,785
Depreciation and amortization	125,777	222,584
Total operating expenses	3,828,804	4,492,373
Operating loss	(87,614)	(1,134,321)
Other (expense) income
Interest	(48,736)	(27,349)
Change in fair value of derivative liabilities	50,966	73,291
Other	(128,822)	(38,144)
	(126,592)	7,798
Loss before provision for income taxes	(214,206)	(1,126,523)
Provision for income taxes	(9,166)	-
Net loss	$(223,372)	$(1,126,523)

Less: preferred dividends	$(85,715)	$(84,550)

Net loss available to common shareholders	$(309,087)	$(1,211,073)

Loss per share:
Basic loss per common share	$(0.04)	$(0.17)
Diluted loss per common share	$(0.04)	$(0.17)

Weighted average number of common shares outstanding
Basic	7,365,723	7,249,370
Diluted	7,365,723	7,249,370

The accompanying notes are an integral part of the condensed consolidated financial statements.

Aeon Global Healthcare Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity

	Number		Number		Additional		Total
	of	Preferred	of	Common	Paid-in	Retained	Shareholders’
	Shares	Stock	Shares	Stock	Capital	Earnings	Equity

Balance, June 30, 2018	630,000	63,000	7,249,370	25,579	45,089,337	(44,689,362)	488,554
Share-based compensation expense					69,400		69,400
Preferred common stock dividends			134,336	135	984,622	(85,715)	899,042
Related party debt restructuring					457,060		457,060
Net loss						(223,372)	(223,372)
Balance September 30, 2018	630,000	$63,000	7,383,706	$25,714	$46,600,419	$(44,998,449)	$1,690,684

The accompanying notes are an integral part of the condensed consolidated financial statements.

Aeon Global Health Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months
	Ended September 30,
	(Unaudited)

	2018	2017
Cash Flow from operating activities

Net loss	$(223,372)	$(1,126,523)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Change in fair value of derivative liabilities	(50,966)	(73,291)
Depreciation and amortization	125,777	222,584
Share based compensation	69,400	68,785
Changes in assets and liabilities
Accounts receivable	(193,806)	205,469
Inventory	45,251	(29,863)
Prepaid expenses and other current assets	(25,347)	(27,378)
Accounts payable	207,332	(472,295)
Accrued expenses	62,746	615,322
Accrued commissions	(202,993)	108,515
Deferred rent	32,320	-
Net cash used in operating activities	(153,658)	(508,675)
Cash flows from investing activities
Disposal of fixed assets	-	33
Net cash provided by investing activities	-	33
Net decrease in cash, cash equivalents, and restricted cash	(153,658)	(508,642)
Cash, cash equivalents, and restricted cash at beginning of year	723,352	1,242,458
Cash, cash equivalents, and restricted cash at end of period	$569,694	$733,816

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$569,694	$733,816
Restricted cash included in restricted bank deposit	-	-
Total cash, cash equivalents and restricted cash	$569,694	$733,816

Supplemental disclosure of cash paid for:
Income taxes paid	$9,224	$76,316

Non-cash investing and financing activities
Non-cash preferred dividends	$85,715	$84,550
Preferred dividends settled in common stock	$984,622	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

1.            Description of Business, Reverse Merger and Liquidity

Business

AEON Global Health Corp. (“AGHC” or the “Company”) and its subsidiaries primarily provides an array of clinical testing services to health care professionals through its wholly-owned subsidiary, Peachstate Health Management, LLC d/b/a AEON Clinical Laboratories (“AEON”). The Company also continues to provide its legacy secure web-based revenue cycle management applications and telehealth products and services that enable healthcare organizations to increase revenues, improve productivity, reduce costs, coordinate care for patients and enhance related administrative and clinical workflows and compliance with regulatory requirements. Web-based services are delivered as Software as a Service (SaaS) to customers interfacing seamlessly with billing, information and records management systems.

Going Concern

   As of the filing date of this Quarterly Report on Form 10-Q, and after giving effect to the note exchange described in Note 6 of the Notes to Condensed Consolidated Financial Statements, there is outstanding an aggregate principal amount of $3,113,618 of notes, consisting of (i) an aggregate principal amount of $1,698,169 of senior secured convertible notes with a maturity date of March 20, 2020 and (ii) a maximum aggregate principal amount of $2.0 million of senior secured grid notes with an aggregate outstanding principal amount of $1,415,449 at September 30, 2018 with a maturity date of June 30, 2020. In addition, there is outstanding secured note subordinated to the interests of the existing senior lenders with a remaining principal amount of $81,000, which is currently due and payable. We expect existing resources, revenues generated from operations, and proceeds received from other transactions we are considering which would satisfy working capital requirements for at least the next twelve months; however, no assurances can be given that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy our other obligations. The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties. Accordingly, the Company needs to raise additional capital and is exploring potential transactions to improve our capital position. Unless we can increase revenues substantially or generate additional capital from other transactions, our current cash resources will only satisfy our working capital needs for a limited period of time.

   The Company's capital requirements have been and will continue to be significant and it is expending significant amounts of capital to develop, promote and market its services. The Company’s available cash and cash equivalents as of September 30, 2018 totaled approximately $570,000 and the Company’s working capital deficit was $3,846,000. Nevertheless, our available cash and cash equivalents as of the filing date of this Quarterly Report on Form 10-Q is approximately $457,000 and our estimated monthly cash requirement is approximately $1,200,000.

   The Company does not have a bank line of credit of other fixed source of capital reserves. We are exploring potential transactions to improve our capital position to ensure we can our financing and working capital requirements. We would expect to raise additional funds through obtaining a credit facility from an institutional lender or undertaking private debt financing. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing or preferred stock, if available, may involve covenants that restrict our business activities and options and such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. We may also enter into financing transactions which involve the granting of liens on the Company’s assets or which grant preferences of payment from its revenue streams, all of which could adversely impact the Company’s ability to rely on revenue from operations to support ongoing operating costs. Alternatively, we may seek to obtain new financing from existing security holders, which may include reducing the exercise or conversion prices of outstanding securities, or the issuance of additional equity securities. Currently we do not have any definitive agreements with any third parties for such transactions and there can be no assurance that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the Company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially or potentially suspend operations, any of which would have a material adverse effect on the Company’s business, financial condition and results of operations.

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

2.	Summary of Significant Accounting Policies

           The Company's condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting.  As permitted under those rules certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted.  These interim financial statements have been prepared on the same basis as the Company's annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company's financial information.  These interim results are not necessarily indicative of the results of be expected for the year ending June 30, 2019 or any other interim period or for any other future year.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended June 30, 2018, included in the Company's 2018 Annual Report on Form 10-K filed with the SEC.

The balance sheet as of June 30, 2018 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Accounts Receivable, Net

Accounts receivable represent customer obligations due under normal trade terms, net of allowance for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. The allowance for doubtful accounts was approximately $960,000 and $942,000 as of September 30, 2018 and June 30, 2018, respectively.

Fair Value Measurements

The Company follows Accounting Standards Codification (“ASC”) 820-10, "Fair Value Measurements and Disclosures", of the FASB to measure the fair value of its financial statements and disclosures about fair value of its financial instruments. ASC 820-10 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of fair value hierarchy defined by ASC 820-10 are described below:

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

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At September 30, 2018 and June 30, 2018, the Company had approximately $320,000 and $473,000 in excess of FDIC-insured limits. The Company has not experienced any losses in such accounts.

At September 30, 2018, one customer had an accounts receivable balance of approximately $1,116,000. This customer’s accounts receivable balance comprises 31% of gross accounts receivable at September 30, 2018.

Income Taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in tax laws or rates. The effect on deferred taxes and liabilities of a change in tax rates will be recognized as income or expense in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Management considers the likelihood of changes by taxing authorities in its filed income tax returns and recognizes a liability for or discloses potential changes that management believes are more likely than not to occur upon examination by tax authorities. Management has not identified any uncertain tax positions that require recognition or disclosure in the accompanying condensed consolidated financial statements.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

 Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606). This accounting standard outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. This standard supersedes existing revenue recognition requirements and eliminates most industry specific guidance from GAAP. The core principal of this revenue recognition standard is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers. The Company has implemented this ASU using the modified retrospective method with immaterial impact. This ASU requires significantly enhanced disclosures as shown in Note 3 of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. In compliance with this ASU, the Company records uncollectible accounts receivable amounts against revenue instead of bad debt expense.  There were no material reductions in net revenue for the three months ended September 30, 2018.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require recognition on the balance sheet for the rights and obligations created by leases with terms greater than twelve months.  The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted.  The Company plans to adopt this guidance at the beginning of its first quarter of fiscal 2020 and plans to utilize the transition option which does not require application of the guidance to comparative periods in the year of adoption.  While the Company continues to evaluate this standard and the effect on related disclosures, the primary effect of adoption will be recording right-of-use assets and corresponding lease obligations for current operations leases.  The adoption is expected to have a material impact on the Company's consolidated balance sheets, but not on the consolidated statements of income or cash flows.  Additionally, the Company is in the process of reviewing current accounting policies, changes to business processes, systems and controls to support adoption of the new standard, which includes implementing a new lease accounting system.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how certain cash receipts and payments are to be presented in the statement of cash flows. The Company adopted this ASU on July 1, 2018 with no impact on its cash flow presentation.

In May 2017, the FASB issued ASU 217-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting”, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions or share-based payment awards to which an entity would be required to apply modification accounting. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. The Company has adopted this ASU, and it does not expect it to have a material impact on the 2019 fiscal year financial statements.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (topic 815); Part I. Accounting for Certain Financial Instruments with Down Round Features and Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”, which states that when determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to the company’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The Company continues to evaluate the provisions of this ASU and plans to adopt this ASU effective July 1, 2019.

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, which is an application of ASC Topic 740, “Income Taxes”, in the reporting period that includes December 22,2017, the date on which the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act changes existing United States tax law and includes numerous provisions that will affect business. Staff Accounting Bulletin No. 118 implies that if a reasonable estimate can be made of the Act’s effects on the Company’s financial statements, the reasonable estimate should be reported in the period ending after December 22, 2017. The Company has implemented Staff Accounting Bulletin No. 118 during fiscal year 2018 by revaluing its deferred tax asset for the lower tax rates.

In August 2018, the FASB issued ASU 2018-13. “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”, which adds disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company is evaluating the provisions of this ASU and plans to adopt this ASU effective July 1, 2020.

3.	Revenue Recognition

The Company commenced recognizing revenue in accordance with the provisions of ASC 606, Revenue from Contracts with Customers starting July 1, 2018 using the modified retrospective method. Net revenues in the Company’s AEON lab test business accounted for approximately 95% and 93% of the Company’s total net revenues for the three months ended September 30, 2018 and 2017 and are primarily comprised of a high volume of relatively low-dollar transactions. The AEON business, which provides clinical testing services and other services, satisfies its performance obligation and recognizes revenues upon completion of the testing process or when services have been rendered. The Company estimates the amount of consideration it expects to be entitled to receive from customer groups, determined using the portfolio approach, in exchange for providing services. The portfolios determined using the portfolio approach consist of the following groups of customers: healthcare insurers, government payers, client payers and patients. In determining the amount to accrue for a delivered test, the Company considers factors such as payment history, payer coverage, whether there is a reimbursement contract between the payer and the Company, payment as a percentage of agreed upon rate (if applicable), amount paid per test and any current developments of changes that could impact reimbursement.  These estimates require significant judgement by management.  Revenues for hosted software services, telehealth products, and customer support services are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectability is reasonably assured.  Contracts with customers in the AEON business do not contain significant financing components based on the typical period of time between performance of services and collection of consideration. Net revenues from the telehealth business accounted for approximately 5% and 7% of the Company’s total net revenues for the three months ended September 30, 2018.

The following are descriptions of the AEON business’ portfolios:

Healthcare Insurers

Reimbursements from healthcare insurers are based on negotiated fee-for-service schedules. Revenues consist of amounts billed net of contractual allowances for differences between amounts billed and the estimated consideration the Company expects to receive from such payers, which considers historical denial and collection experience and the terms of the Company’s contractual arrangements. Adjustments to the allowances, based on actual receipts from the commercial payers, are recorded upon settlement.

Collection of consideration the Company expects to receive is normally a function of providing complete and correct billing information to the healthcare insurers within the various filing deadlines and typically occurs within 30 to 60 days of billing.

Government Payers

Reimbursements from government payers are based on fee-for-services schedules set by government authorities, including traditional Medicare and Medicaid. Revenues consist of amounts billed net of contractual allowances for differences between amounts billed and the estimated consideration the Company expects to receive from such payers, which considers historical denial and collection experience and other factors. Adjustments to the allowances, based on accrual receipts from the government payers, are recorded upon settlement.

Client Payers

Client payers include physicians, hospitals, accountable care organizations, integrated delivery networks, employers and other commercial laboratories and institutions for which services are performed on a wholesale basis and are billed based on negotiated fee schedules. Collection of consideration the Company expects to receive typically occurs within 60 to 90 days of billing.

Patients

Uninsured patients are billed based on established patient fee schedules or fees negotiated with physicians on behalf of their patients. Insured patients (includes coinsurance and deductible responsibilities) are billed based on fees negotiated with healthcare insurers. Collection of billings from patients is subject to credit risk and ability of the patients to pay. Revenues consist of amounts billed net of discounts provided to uninsured patients. Implicit price concessions represent differences between amounts billed and the estimated consideration the Company expects to receive from patients, which considers historical collection experience and other factors including current market conditions. Adjustments to the estimated allowances, based on actual receipts from the patients, are recorded upon settlement.

Telehealth

The Company enters into contracts with customers that may include software license agreements and/or hosting services. The vast majority of revenue derived from these contracts are recognized ratably over the life of the contract.  A minority of such contracts contain a price per transaction, in which case the revenue is recognized in the period when the transaction occurs.

The approximate percentage of net revenue by type of customer was as follows:

Three Months Ended
September 30,
2018

Healthcare Insurers	46.9%
Government Payers	23.5%
Client Payers	24.4%
Patient	0.2%
Telehealth	5.0%
Net revenues	100.0%

4.	Inventory

Inventory consists of the following:

	September 30,	June 30,
	2018	2018

Laboratory testing supplies	$407,878	$453,129
Total inventory	$407,878	$453,129

5.	Income Taxes

The Company's effective tax rate for the three months ended September 30, 2018 and 2017 was 3.4% and 0.0%, respectively. For the three months ended September 30, 2018, the Company calculated income tax expense based upon an annual effective tax rate forecast adjusted for discrete items that specifically relate to the interim period. Changes in tax laws or rates on deferred tax assets and liabilities are recognized as discrete items in the interim period that includes the enactment date. The differences between the effective tax rate and the U.S. federal statutory tax rate of 21% principally resulted from state and local taxes, federal tax rate reductions, changes in the valuation allowance, non-deductible expenses, and discrete items for the interim period.

At September 30, 2018, the Company had a deferred tax asset of approximately $40,699,000. Management has considered the realizability of the deferred tax assets and has concluded that a valuation allowance of approximately $34,883,000 should be recorded, related to net operating loss carryforwards that are not anticipated to be realized for a net deferred tax asset of approximately $5,816,000. Management determined that a valuation allowance was required with respect to the remaining net deferred tax assets. Realization of these assets is primarily dependent on achieving the forecast of future taxable income, as well as prudent and feasible tax planning strategies.

6.	Related Party Notes Payable

	September 30, 2018			June 30, 2018
		Interest rate		Note	Interest rate
	Principal	per annum		Payable	per annum
Secured
	$1,056,875	5% interest paid annually		$1,056,875	5% interest paid annually
	641,294	5% interest paid annually		641,294	5% interest paid annually
	1,415,449	7.5% interest paid annually		255,417	5% interest paid annually
				591,613	5% interest paid annually
				504,452	5% interest paid annually

Total	$3,113,618		Total	$3,049,651

The principal amount listed above is principal only and does not include accrued interest of approximately $49,000 from July 1, 2018 to September 30, 2018.

Fiscal 2018 Exchange Transaction

On March 27, 2018, the Company entered into an agreement with the holders of outstanding senior secured convertible notes (the “Senior Notes”) to amend certain terms of such notes as described below ("Note Amendment Transaction").  Contemporaneously with the Note Amendment Transaction, the Company entered into an agreement with its Chief Executive Officer, who held a separate promissory note in the aggregate principal amount of $500,000, to exchange such note for an additional new senior note (the “Additional Senior Note”) on terms substantially the same as the senior secured convertible notes in the Note Amendment Transaction (the “Note Exchange Transaction").

Note Amendment Transaction

In the Note Amendment Transaction, the holders (the "Senior Holders") of the outstanding principal amount of $2,545,199 of Senior Notes entered into a consent and amendment agreement with the Company (the "Consent Agreement"), pursuant to which the Senior Notes were amended to extend the maturity date for a period of twelve months, to March 20, 2019 and in consideration thereof, the conversion rate of the Senior Notes was reduced to $1.20 per share.  Based on the adjusted conversion price, the principal amount of the Senior Notes was convertible into up to 2,120,999 shares of common stock.  The other material terms and conditions of the Senior Notes were not amended.  Certain holders of the Senior Notes are affiliated with the Company as follows: (1) an aggregate principal amount of $255,417 of Senior Notes are held by Hanif A. Roshan, the Chairman and Chief Executive Officer of the Company and (ii) an aggregate principal amount of $591,613 of Senior Notes are held by Optimum Ventures, LLC, a party affiliated by ownership with the former owners of Peachstate Health Management, LLC, our subsidiary.  Due to the adjustment of the conversion price of the Senior Notes, the exercise price of outstanding warrants to purchase an aggregate of 825,144 shares of common stock has been adjusted from $2.07 to $1.22 per share. Unpaid interest on the Senior Notes as of September 30, 2018 was approximately $202,000, which is not incorporated into the principal balance. Accrued interest on the Senior Note is due on March 20, 2019 or any earlier payment of the Senior Notes.

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

The Additional Senior Note is the same, in all material respects, as the Senior Notes described above in the Note Amendment Transaction and was convertible into shares of the Company's Common Stock at an initial conversion price of $1.20.  Based on the initial conversion price, the Additional Senior Note was convertible into up to 420,376 shares of common stock.  As the Additional Senior Note is the same in all material respects as the Senior Notes, the conversion price of the Additional Senior Note may be adjusted upon the occurrence of the same events which would result in an adjustment to the conversion price of the Senior Notes, as described above, including the issuance of securities at a price per share less than the current conversion price.  Similarly, the maturity date, interest rate, events of default, redemption and other terms of the Additional Senior Note are the same as for the Senior Notes.  The Additional Senior Note is on parity with the Senior Notes and, subject to certain exceptions, is senior to other existing and future indebtedness of the Company and, together with the Senior Notes, is secured by a first priority lien on all of the Company's assets to the extent and as provided in the Security Agreement as amended.

In accordance with ASC 470-50, "Debt - Modifications and Extinguishments", the Company's note exchange agreement was tested to determine whether a debt modification or debt extinguishment had occurred. Based on management's review, debt extinguishment accounting applied.  As a result of the debt exchange, the Company recorded $247,539 of non-cash expense resulting from the conversion feature of the convertible debt.  The loss consisted of the resulting derivative liability from the embedded conversion options in the new notes.

Fiscal 2019 Note Restructuring Transaction

Note Restructuring Transaction

On July 19, 2018, the Company entered into the Settlement and Restructuring Agreement (the “Settlement Agreement”) with Peachstate Health Management, LLC (“AEON”), its wholly-owned subsidiary, and the former members of AEON included in the Agreement (the “Former Members”), including its Chief Executive Officer, Hanif A. Roshan. Pursuant to the Agreement, the parties agreed to among other things, resolve certain disagreements among themselves relating to the interpretation of certain provisions of the Merger Agreement.

 As a condition to the effectiveness of the Settlement Agreement, the parties agreed to restructure the loans previously made to the Company by Mr. Roshan and Optimum Ventures, LLC, (together the “Lenders”) and to exchange the existing Senior Notes held by them for a new senior credit instrument pursuant to which they will provide up to $2.0 million of credit to the Company (the “Note Restructuring Transaction”). In the Note Restructuring Transaction, the Company entered into a note exchange agreement dated July 19, 2018 (the “July Exchange Agreement”), with the Lenders, who collectively held senior secured convertible notes in the aggregate principal amount of $1,351,482 (the “Original Notes”).

Pursuant to the July Exchange Agreement, the Company agreed to issue the Lenders senior secured grid notes in the aggregate principal amount for a maximum of $2.0 million (the “Grid Notes”) in consideration of the cancellation of their Original Notes. The Grid Notes are structured to provide the Company with a credit facility pursuant to which it can borrow, pay, and reborrow any portion of the of the maximum principal amount of credit available under these instruments. The Grid Notes are senior, secured obligations and are not convertible into any equity securities of the company. The Grid Notes bear interest at the rate of 7.5% per annum with interest payable upon maturity or sooner in accordance with the prepayment mechanism of the Grid Notes. The maturity date of the Grid Notes is June 30, 2020.

The Grid Notes are on parity with an outstanding principal amount of $1,698,169 of other Senior Notes (hereinafter, the “Senior Convertible Notes”) and, subject to certain exceptions, are senior to other existing and future indebtedness of the Company and, together with the Senior Convertible Notes, will be secured by a first priority lien on all of the Company’s assets to the extent and as provided in a Security Agreement entered into between the Company, the Lenders and the holders of the Senior Convertible Notes (the “Convertible Note Holders”). The Grid Notes contain customary covenants against incurring additional indebtedness and granting additional liens and contains customary events of default, which terms are substantially the same as the corresponding provisions of the Original Notes. Upon the occurrence of an event of default under the Grid Notes, the Lenders may require the Company to repay all or a portion of the note in cash, at a price equal to 110% of the principal, plus accrued and unpaid interest.

The Grid Notes were issued in consideration of the exchange of (i) an aggregate principal amount of $759,869 of Original Notes held by Mr. Roshan and (ii) an aggregate principal amount of $591,613 of Original Notes held by Optimum Ventures, LLC. The maximum principal amount under the Grid Note issued to Mr. Roshan is $1,100,000 and the maximum principal amount under the Grid Note issued to Optimum is $900,000. Each Grid Note issued also reflects an outstanding principal amount equal to the sum of the aggregate principal amount of the Original Notes held by each Lender, plus the accrued but unpaid interest thereon. The aggregate principal amount of the Grid Notes outstanding as of the closing date of the Note Restructuring Transaction and September 30, 2018 was $1,415,449.  The closing of the Note Restructuring Transaction occurred on July 19, 2018.

In accordance with ASC 470-50, "Debt - Modifications and Extinguishments", the Company's note exchange agreement was tested to determine whether a debt modification or debt extinguishment had occurred. Based on management's review, debt extinguishment accounting applied.  As a result of the debt exchange, the Company recorded zero of non-cash expense resulting from the conversion feature of the convertible debt.  These notes were deemed to be a related party capital transaction and were included in additional paid-in capital at September 30, 2018.

In connection with the Note Restructuring Transaction, the Company entered into a consent and amendment agreement with the Convertible Note Holders to obtain their consent to the issuance of the Grid Notes. In consideration thereof, the Company and Convertible Note Holders also agree to extend the maturity date of the Senior Convertible Notes for a period of one year to March 20, 2020 and to modify the redemption mechanism of such instruments by increasing the duration of the redemption notice period defined in the Senior Convertible Notes. In addition, the parties entered into an amendment to the Amended and Restated Security Agreement entered into as of March 20, 2017, as previously amended (the “Security Agreement”), to provide that the Grid Notes shall be secured by the collateral defined in such earlier Security Agreement.

7.	Equity

Preferred Stock

As of September 30, 2018, there were 25,000 shares of Series E Convertible Preferred Stock outstanding. The shares of Series E Preferred Stock are initially convertible into an aggregate of 187,500 shares of common stock at the initial conversion rate of $4.00 per share. The conversion price of the Series E Preferred Stock will be subject to adjustment solely in the event of stock dividends, combinations, splits, recapitalizations, and similar corporate events and does not provide for general price-based anti-dilution adjustments. Each share of Series E Preferred Stock has a stated value of $30.00 per share and has the following rights and preferences: (i) each holder of the Series E Preferred Stock has the right, at any time, to convert the shares of Series E Preferred Stock into shares of common stock, (ii) the Series E Preferred Stock is redeemable at the Company's option commencing one year after the original issuance date, provided that the Company's common stock is listed on a national securities exchange at such time, and (iii) the Series E Preferred Stock will pay dividends at the rate of 5% per annum in cash. The shares of Series E Preferred Stock were issued in a transaction with the holder of the Company's previously outstanding shares of Series B Preferred Stock to exchange the shares of Series B Preferred Stock for the shares of Series E Preferred Stock. Pursuant to the exchange agreement for the preferred stock, the holder of the shares of Series B Preferred Stock agreed to waive all unpaid dividends that had accrued on the shares of Series B Preferred Stock. At September 30, 2018 the Company has accrued dividends of approximately $9,349 on the Series E Preferred Stock which remain unpaid.

As of September 30, 2018, there are 605,000 shares of Series D Convertible Preferred Stock outstanding. The Series D Preferred Stock can be converted by the holders into an aggregate of 619,154 shares of common stock at an initial conversion rate of $9.77139 per share. The holders of such shares have the right to convert the preferred shares at any time, although the shares received upon conversion may not be offered or sold except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The Company has the right to repurchase the outstanding Series D Preferred Stock at a redemption price equal to $10.00 per share, plus accrued and unpaid dividends, and to require holders to convert their Series D Preferred Stock beginning in June 2016. Dividends on the Series D Preferred Stock accrue at a rate of 5% per annum and are payable semi-annually in cash or stock at the Company's option. At September 30, 2018, the Company has accrued dividends in the amount of approximately $76,366 on the Series D Preferred Stock, which remain unpaid.

The Company's preferred stock takes precedence over Common Stock but ranks below debt in the event of liquidation. In addition, the Series D Convertible Preferred Stock ranks above the Series E Convertible Preferred Stock.

Earnings per Share

FASB ASC Topic 260, Earnings per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of ordinary shares outstanding during the period, while diluted earnings per share is calculated to include any dilutive effects to ordinary shares. For the three months ended September 30, 2018, our ordinary share equivalents consisted of stock options, restricted stock units, convertible debt, preferred stock and warrants.

	Three Months Ended
	September 30,

	2018	2017
Basic earnings (loss) per share
Net loss	$(223,372)	$(1,126,523)
Preferred stock dividends	(85,715)	(84,550)
Net loss available to common shareholders after preferred stock dividends	$(309,087)	$(1,211,073)
Weighted average shares used in the computation of basic earnings per share	7,365,723	7,249,370

Loss per share - basic	$(0.04)	$(0.17)

Dilutive earnings (loss) per share
Loss available to common shareholders	$(309,087)	$(1,211,073)
Weighed average shares used in the computation of diluted loss per share	7,365,723	7,249,370
Shares used in the computation of diluted loss per share	7,365,723	7,249,370

Loss per share - diluted	$(0.04)	(0.17)

Common Stock Warrants

A schedule of common stock warrant activity for the three months ended September 30, 2018 is as follows:

Warrant Activity	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding June 30, 2018	3,458,826	$3.65	3.41	$-
Issued	-
Expired	(61,112)	$11.69	-	$-
Outstanding September 30, 2018	3,397,714	$3.25	3.30	$-
Exercisable, September 30, 2018	3,397,714	$3.25	3.47	$-

Due to the adjustment of the conversion price of the New Senior Notes, the exercise price of outstanding warrants to purchase an aggregate of 825,144 shares of common stock has been adjusted from $2.07 to $1.22 per share.

8.	Share-Based Compensation

Stock option activity under the Company's stock option plans for employees and non-executive directors for the three months ended September 30, 2018 is as follows:

Employees Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding June 30, 2018	265,346	$7.08	6.55
Granted	-	-	-
Expired/Forfeited	(29,167)	3.39	-
Outstanding September 30, 2018	236,179	7.54	6.13

Exercisable September 30, 2018	139,751	$11.81	4.21

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Non-Executive Director Information	Options	Price	Life (Years)	Value

Outstanding June 30, 2018	545,059	$3.08	7.75	$-
Granted	5,001	0.67	9.93	300
Expired/forfeited	-	-	-
Outstanding and exercisable September 30, 2018	550,060	$3.04	7.54	$300

Share based compensation for the three months ended September 30, 2018 and 2017 was approximately $69,400 and $69,000 respectively.

Restricted stock unit activity under the Company's restricted stock unit plans for employees and non-executive directors for the three months ended September 30, 2018 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value

Outstanding June 30, 2018	752,391	$1.31
Granted	-	-
Expired/Forfeited	(37,000)	1.19
Outstanding September 30, 2018	715,391	$1.32

9.	Earn-Out Merger Consideration

             Pursuant to the Amended and Restated Agreement and Plan of Merger dated January 26, 2016, as amended on May 31, 2016 and December 2016 (collectively the "The Merger Agreement"), AEON was merged into a newly formed acquisition subsidiary of Aeon Global Health Corp. (the "Aeon Acquisition").  The original Merger Agreement included, among other things, certain earn-out consideration (the “Earn-out”) and the assumption of certain liabilities. The Earn-out required the achievement of certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels that were automatically adjusted upon the change of reimbursement rates adopted by the Centers for Medicare and Medicaid Services. Upon achievement of the EBITDA level for the three calendar years ending December 31, 2018 (“2018 Earn-out”), the Former Members would receive additional shares of the Company’s common stock so that the total number of shares of the Company’s common stock issued to the Former Members pursuant to the Merger Agreement would equal 85% of the issued and outstanding shares of the Company’s common stock on a post-issuance and fully-diluted (as defined in the Merger Agreement) basis. In addition, the Merger agreement provided that upon achievement of the EBITDA level for the four calendar years ending December 31,2019 (“2019 Earn-out”), the Former Members would receive additional shares of the Company’s common stock so that the total number of shares of the Company’s common stock issued to them pursuant to the Merger Agreement would equal 90% of the issued and outstanding shares of the Company’s common stock on a post-issuance and fully-diluted (as defined in the Merger Agreement) basis. The Former Members were also granted certain registration rights pursuant to the Merger Agreement (the “Registration Rights”), which remain outstanding. Achievement of the maximum amount of Earn-Out would have resulted in the issuance of over 70,000,000 shares of the Company’s common stock.

Subsequently, in connection with the Merger, the parties expressed differences of opinion on the interpretation of certain provisions of the Merger Agreement, the calculation of the number of shares of common stock issued pursuant to the initial tranches of the Earn-out under the Merger Agreement, and the assumption of income tax liabilities for undistributed income earned by AEON prior to the Merger. The Company has also incurred negative cash flow for the calendar years 2016 and 2017, necessitating the loan of approximately $760,000 by the Company’s Chief Executive Officer in addition to an amount of $591,613, including accrued interest, previously loaned by an entity owned by certain Former Members (collectively the “Loans”), which Loans have been extended on multiple occasions. The Loans were due and payable on March 20, 2019 and are convertible into common stock at $1.20 per share (currently 1,126,235 shares). In addition, the Chief Executive Officer and certain of the Former Members reduced their cash compensation as employees to zero and have been accepting restricted stock units of the Company as sole compensation.

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

With respect to 2018 Earn-out, the parties agreed that the 2018 Earn-out, as adjusted according to the Merger Agreement, shall be $21,483,749 of EBITDA for the three calendar years ending December 31, 2018. If the 2018 Earn-out target is achieved, then on October 1, 2019, subject to the completion of the audited financial statements of AEON for the calendar year ending December 31, 2018, the Company shall issue the Former Members a fixed amount of 3,000,000 shares of the Company’s common stock; provided, however, that if AEON does not achieve the 2018 Earn-out target, but achieves EBITDA for the three calendar years ending December 31, 2018 of at least 75% of the 2018 Earn-out target, then on October 1, 2019, subject to the completion of the audited financial statements of AEON for the calendar year ending December 31, 2018, the Company shall issue the Former Members a fixed amount of 2,250,000 shares of the Company’s common stock.

With respect to the 2019 Earn-out, the parties agreed that the 2019 Earn-out, as adjusted according to the Merger Agreement, shall be $32,600,530 of EBITDA for the four calendar years ending December 31, 2019. If the 2019 Earn-out target is achieved, then within three business days following the completion of the audited financial statements of AEON for the calendar years ending December 31,2019, the Company shall issue the Former Members a fixed amount of 4,000,000 shares of the Company’s common stock. If AEON fails to achieve the 2019 Earn-out target, but achieves EBITDA for the calendar years ending December 31, 2019 of at least 75% of the 2019 Earn-out target, then within three business days following the completion of the audited financial statements of AEON for the calendar year ending December 31, 2019, the Company shall issue the Former Members a fixed amount of 3,000,000 shares of the Company’s common stock.

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

In connection with the issuance of a convertible promissory notes as discussed in Note 6, the Company evaluated the note agreement to determine if the agreement contained any embedded components that would qualify the agreement as a derivative. The Company identified certain put features embedded in the convertible note agreement that potentially could result in a settlement in the event of a fundamental transaction, requiring the Company to classify the conversion feature as a derivative liability.  The restructuring of an aggregate principal amount of $1,351,482 of notes payable on July 19, 2018 resulted in the issuance of the Grid Notes described in Note 6 to these consolidated financial statements.  Such Grid Notes do not include a down-round feature.  This elimination of the conversion feature lowered the value of the Company's related party notes payable.

The Company's Level 3 financial liabilities consist of the derivative conversion features of underlying convertible debt and warrants issued in 2011 to 2015. The Company valued the conversion features using the Black Sholes model prior to the three months ended September 30, 2016 and the Monte Carlo model for all periods thereafter. These models incorporate transaction details such as the Company's stock price, contractual terms maturity, risk free rates and volatility as of the date of issuance and each balance sheet date. The decrease in the value of the conversion feature of the convertible debt and warrants issued was primarily due to the change in the stock price compared with prior years.  The remaining $1,698,169 of notes payable contain conversion features.

The Company utilized the following assumptions in valuing the derivative conversion features:

Exercise Price	$1.20	-	$1.22
Risk free interest rate	2.32%	-	2.93%
Expected volatility	130%	-	200%
Remaining Term (years)	0.47	-	4.82

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The fair value of the Company's financial instruments, using the fair value hierarchy under U.S. GAAP detailed in "Fair Value Measurements" in Note 2, "Summary of Significant Accounting Policies and Recently Issued Accounting Standards," of the Notes to the Condensed Consolidated Financial Statements are included in the tables below.

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

The following tables provide a summary of the changes in fair value, including net transfers in and/or out, of all financial assets / (liabilities) measured at the fair value on a recurring basis using significant unobservable inputs during the three months ended September 30, 2018.

		Convertible
	Warrants	Notes	Total

Balance - June 30, 2018	$505,069	$818,556	$1,323,625

Change in fair value of derivative liabilities	(64,333)	(444,291)	(508,624)

Balance - September 30, 2018	$440,736	$374,265	$815,001

	Fair value	Level 1	Level 2	Level 3
June 30, 2018 Derivative liabilities	$1,323,625	$-	$-	$1,323,625

September 30, 2018 Derivative liabilities	$815,001	$-	$-	$815,001

Of the $508,624 reduction in the fair value of the derivative liabilities, approximately $457,000 was reclassified to additional paid-in capital in conjunction with the extinguishment of certain related party notes on July 19, 2018.  See Note 6 for further discussion.

For the three months ended September 30, 2018 and 2017, the Company recorded non-cash income of approximately $509,000 and $773,000 for the changes in fair value of the derivative liabilities.

11.	Commitments and Contingencies

In the case captioned Medlogic, LLC and Malena F. Badon v. Peachstate Health Management, LLC, et al., now pending in the 15th Judicial District Court, Lafayette Parish, State of Louisiana, Docket No.: 2015-0151 I, the Company is the defendant in a case where the Plaintiffs, as independent contractors, allege they are owed certain commissions that they purportedly earned while marketing the Company’s products and services. The Company believes the contractors were overpaid and has asserted a counterclaim for reimbursement of such overpayments. The Company intends to vigorously defend the claim and pursue its counterclaim. The parties have completed initial discovery and the matter remains pending. The Company believes the resolution of this matter will not have a material effect on its financial statements.

Prior to the completion of the merger, AT&T provided various communication services and equipment to the Company, including facsimile lines. AT&T has claimed that the Company owes approximately $500,000 to it for such services. The Company continues to negotiate with AT&T to seek a compromise of such amount. To the Company’s knowledge, no proceedings have been commenced regarding this matter, and the Company has accrued the full amount of its potential liabilities on its financial statements as of the fiscal quarter ended September 30, 2018.

Regarding the termination of the Company’s relationship with certain executives, including the former Chief Executive Officer of Authentidate Holding Corp., O’Connell Benjamin, the Company has been reviewing its severance obligations and the vesting of post-termination provisions. The Company believes it has accrued all related severance costs as of September 30, 2018 related to past terminations. Mr. Benjamin commenced an arbitration proceeding before the American Arbitration Association (“AAA”) on or about June 22, 2016 requesting severance compensation of $341,620 and other benefits, including the vesting of certain stock option awards, pursuant to an employment agreement. The parties opted to pursue mediation in their attempt to resolve the matter, and a mediation session was held on October 30, 2017, but no resolution was reached. The Company believes it has valid defenses to Mr. Benjamin’s claims and intends to defend this matter accordingly as the arbitration process ensues.

On Mar 3, 2017, the Company received notice from the Office for Civil Rights (“OCR”) of the U.S. Department of Health and Human Services (“DHHS”) informing the Company that the OCR is conducting a review of the Company’s compliance with applicable Federal Standards related to Privacy of Individually Identifiable Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), and its privacy, security and data breach rules (“HIPAA Rules”). The OCR compliance review covers both the Company’s telehealth business and its clinical laboratory operations. The OCR reviewed the Company’s premises and conducted interviews on Mary 23, 2017 and the Company continues to work on a resolution with the OCR. The OCR may, among other things, require a correct action, issue penalties, or reach a monetary settlement. The Company does not expect a material adverse determination on consolidated financial position, results of operations, and cash flows.

The Company was the defendant in an action captioned Cogmedix, Inc. v. Authentidate Holding Corp. in the Superior Court of Worcester County, Commonwealth of Massachusetts, Case No.: 1685CV013188. Suit was filed on September 6, 2016, based upon a purchase order dated December 6, 2013, alleging the principal amount of $227,061, and accumulating interest and attorney fees. On February 15, 2018, judgment in the amount of $320,638 was awarded.  The parties entered into a Forbearance Agreement on October 17, 2018, and plaintiff agreed to the Company's tender of 9 monthly installments totaling $149,996 payable through June 2019.

The Company, its Chief Executive Officer, and certain yet identified persons are defendants in a case captioned Carlotta Miraflor v. Peachstate Health Management, LLC d/b/a Aeon Global Health, et al., filed on October 4, 2017 in the United States District Court for the Central District of California, Case No.: 5:17-CV-02046-DSF-SP. Service of the Summons and Compliant was made on January 3, 2018 and an Answer denying liability was timely filed with the Court Clerk. The plaintiff is a principal of a corporate independent contractor which planned to provide marketing services to the Company pursuant to a services agreement. The lawsuit was preceded by a Dismissal and Notice of Rights by the U.S. Equal Employment Opportunity Commission in July 2017, on the basis that the Plaintiff was determined to be a principal of a corporate independent contractor. Notwithstanding this ruling the Plaintiff initiated suit alleging wrongful termination, retaliation, harassment, and other claims. The lawsuit seeks monetary damages for Plaintiff’s alleged loss of earning, emotional distress, punitive damages, and attorney’s fees and costs. The Company believes it has strong defenses to Plaintiff’s allegations and intends to vigorously defend the claim. Management is unable to determine at this time whether this claim will have a material impact on the Company’s financial condition, results of operations, or cash flow.

The Company is the defendant in the case captioned Healthy Practice Solutions, LLC v. Peachstate Health Management, LLC, now pending in State Court of Fulton County, State of Georgia, Civil Action File No.: 18 Ev 000042, where Plaintiff alleges it is owed certain commissions earned while marketing the Company’s products and services. The parties are negotiating the case’s resolution, and the Company believes the resolution of this matter will not have a material effect on its financial statements,

On September 15, 2015, the Company executed an amendment to the lease for its replacement offices in New Jersey. The term of the lease was for six years with annual rentals ranging from approximately $135,000 in the first year to $148,000 in the final year. The lease provided the Company with opportunities for its early termination by the tender of a pre-negotiated amount on the 18th, 27th, and 36th month anniversary dates of the amendment. As part of the lease terms, the Company provided a letter of credit in the approximate amount of $121,000 as security for its lease payments. In July 2017, the Company vacated the premises, and the landlord took possession of both the premises and the aforementioned letter of credit monies in the first quarter of fiscal year 2018. The Company is evaluating its possible lease obligations and considering its alternatives, and, although not guaranteed, expects to be successful.

The Company is also subject to claims and litigation arising in the ordinary course of business. Our management considers that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

The Company has entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2018, we are not aware of any obligations under such indemnification agreements that would require material payments.

12.	Related Party Transactions

Except as disclosed herein, the Company has not entered into any material transactions or series of similar transactions with any director, executive officer or any security holder owning 5% or more of common stock since July 1, 2017.

AEON leases its facilities from Centennial Properties of Georgia, LLC under a lease agreement commencing April 2014, as amended January 20, 2016. The lease provides for a term of 12 years expiring March 2026. The lease payments range from $46,500 to a maximum of $60,000. In connection with the lease agreement, as security for its rent and other obligations under the lease, AEON has provided to the landlord a first priority lien and security interest in substantially all its assets. The landlord under the lease is Centennial Properties of Georgia, LLC a Georgia limited liability company. Centennial is owned by Hanif Roshan, Shawn Desai, Pyarali Roy and Sohail Ali, all of whom were AEON members and received common stock in the Company as a result of the AEON Acquisition. Mr. Roshan serves as the Chairman and CEO of the Company. Mr. Desai is the Chief Technology Officer of AEON. Mr. Roy is the Chief Strategy Officer of AEON. Related party rent expense for the three months ending September 2018 and 2017 was approximately $77,000 and $144,000, respectively.

The Company holds certain related party notes payable to certain shareholders and its Chief Executive Officer, as detailed in Note 6. Interest expense relating to these notes amounted to approximately $49,000 and $32,000, for the three months ended September 30, 2018 and 2017, respectively. The Company restructured the Senior Notes held by Mr. Roshan and Optimum Ventures and exchanges the Senior Notes held by them for senior secured Grid Notes.

The Company entered into a lease agreement with Hanif A. ("Sonny") Roshan (the "landlord") for a residential premises at 5455 Golf View Drive, Braselton, Georgia 30517 for a term of one year beginning on January 1, 2018 and ending on December 31, 2018 for a fixed rent in monthly installments of $7,500 due and payable by the first day of each month. The lease is renewable with a 3% increase in rent for each renewal. The tenant is responsible for utilities and insurance with the landlord responsible for maintenance and taxes on the premises. Rent expense was $22,500 and $22,500 for the three months ended September 30, 2018 and 2017.

Certain of the Company's affiliates, including members of its senior management and board, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest.  These include certain with which the Company does business.  The Company does business with Kemah Palms, an entity that is majority owned by the Company's Chairman and CEO, Hanif Roshan.  AEON generated approximately $10,000 in revenue from Kemah Palms in fiscal 2018.

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

Selected financial information related to the Company's segments is presented below:

	Authentidate	AEON	Total

Three Months ended September 30, 2018
Net revenues	$203,559	$3,537,631	$3,741,190
Cost of revenues	39,883	1,416,767	1,456,650
Operating expenses	189,841	3,638,963	3,828,804
Operating income (loss)	13,718	(101,332)	(87,614)
Net income (loss)	78,793	(302,165)	(223,372)

Three months ended September 30, 2017
Net revenues	$247,670	$3,110,382	$3,358,052
Cost of revenues	55,127	1,073,449	1,128,576
Operating expenses	873,385	3,618,988	4,492,373
Operating income (loss)	(628,715)	(505,606)	(1,134,321)
Net income (loss)	(520,947)	(605,576)	(1,126,523)

September 30, 2018
Total assets	$5,967,666	4,899,726	$10,867,392

June 30, 2018
Total Assets	$7,532,512	$3,442,743	$10,975,255

14.           Subsequent Events

                The Company was the defendant in an action captioned Cogmedix, Inc. v. Authentidate Holding Corp. in the Superior Court of Worcester County, Commonwealth of Massachusetts, Case No.: 1685CV013188. Suit was filed on September 6, 2016, based upon a purchase order dated December 6, 2013, alleging the principal amount of $227,061, and accumulating interest and attorney fees. On February 15, 2018, judgment in the amount of $320,638 was awarded.  The parties entered into a Forbearance Agreement on October 17, 2018, and plaintiff agreed to the Company's tender of 9 monthly installments totaling $149,996 payable through June 2019.

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

The AEON Acquisition

On January 27, 2016, AEON was merged into a newly formed acquisition subsidiary of Aeon Global Health Corp. (formerly, Authentidate Holding Corp. (the “Aeon Acquisition”)) pursuant to a definitive Amended and Restated Agreement and Plan of Merger dated January 26, 2016, as amended on May 31, 2016 and December 15, 2016 (collectively the “Merger Agreement”). The merger certificate was filed with the Secretary of State of Georgia on January 27, 2016, and AEON survived the merger as a wholly-owned subsidiary of Aeon Global Health Corp. The closing of the AEON acquisition occurred on January 27, 2016 and the Company filed a Current Report on Form 8-K on February 1, 2016 regarding the AEON Acquisition in accordance with the SEC regulations. In accordance with the Merger Agreement, the members of AEON prior to the effective time of the AEON Acquisition became holders of shares of the Company’s common stock, issuable in tranches as described in below. The acquisition of AEON requires that the Company pay certain Earn-out Payments (as defined and described below) to the former members of AEON upon achievement of certain financial milestones. The Earn-out Payments must be paid in shares of the Company’s common stock. While the Earn-out Payments were initially set forth in the Merger Agreement, in July 2018, the Company, AEON and the former members of AEON (the “Former Members”), entered into a Settlement and Restructuring Agreement (the “Settlement Agreement”), which among other things, resolved certain disagreements among themselves relating to the interpretation of certain provisions of the Merger Agreement, including a number of elements of the Earn-out Payments. With respect to the determination of the Earn-out payments, pursuant to the terms of the Merger Agreement and the relevant provisions of the Settlement Agreement, the following terms apply:

•	Following the AEON Acquisition, AEON is operated as a separate entity.

•

The former members of AEON prior to the effective time of the AEON Acquisition became holders of shares of common stock issuable in tranches as follows (the payments referred to in (b) through (f) below are hereinafter be referred to as the “Earn-out Payments”):

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

Basis of Presentation

On January 27, 2016, AEON completed the transactions contemplated by the Merger Agreement with the Company under which AEON merged with a wholly-owned subsidiary of the Company, operating as a separate entity. The merger was accounted for as a reverse acquisition with AEON treated as the acquirer for accounting purposes. As such, the financial statements of AEON were treated as the historical financial statements of the Company. For the periods prior to the closing of the revers acquisition, the disclosure below relates to the historical business and operations of AEON.

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

AEON’s services are paid through a mix of reimbursement from Medicare, Medicaid and private health insurance along with a direct pay clientele. Currently, the top 50 payers represent over 90% of AEON’s billings with over 55% of these billings representing in-network insurance charges versus an industry average of 43.2%. For the fiscal quarter ended September 30, 2018, one customer accounted for approximately 15% of AEON’s revenue.

AEON supports its national client base from its Gainesville, Georgia headquarters, AEON is focused on technology on technology innovation and efficiency, utilizing state of the art testing equipment and its proprietary methodologies to provide some of the fastest and most reliable test results in the nation. AEON focuses on a service model that emphasizes the importance of the test result for both the medical provider and their patient. By focusing on fast, accurate turnaround of test results and the ability to integrate directly with the electronic medical records of clients, AEON believes it can provide a unique service that larger clinical laboratories cannot match. Because of the emphasis on its service model, AEON believes it is ideally positioned to be a preferred lab provider for personalized medicine. While the majority of AEON’s current testing volume is in toxicology, AEON has recently placed its focus and emphasis on growing its DNA pharmacogenomics and cancer genetic testing services in response to rapidly growing market demand for personalized medical testing.

Overview of Web-Based Software Business

The Company, through its legacy AHC business, provides secure web-based revenue cycle management applications and telehealth products and services that enable health care organizations to (i) increase revenues, (ii) improve productivity, (iii) reduce costs, (iv) organize care for patients, and (v) enhance related administrative and clinical workflows and compliance with regulatory requirements. These web-based services are delivered as Software as a Service (SaaS) to its customers interfacing seamlessly with billing and document management systems. These solutions incorporate multiple features and security technologies such as business rules-based electronic forms, intelligent routing, transaction management, electronic signatures, identity credentialing, content authentication, automated audit trails and remote patient management capabilities. Both web and fax-based communications are integrated into automated, secure and trusted workflow solutions.

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

Consistent with the last few years, we experienced additional reimbursement pressure for the AEON business during fiscal 2018, and we expect this trend to continue for fiscal 2019. Health care market participants, including governments, are focusing on controlling costs by (i) changing reimbursement for health care services (including but not limited to a shift from fee for service to capitation), (ii) changing medical coverage policies (e.g., health care benefits design), (iii) pre-authorization of laboratory testing, (iv) requiring co-pays, (v) introductory laboratory spend management utilities, and payment, and (vi) patient care innovations. As health plans and government programs require greater levels of patient cost-sharing, patient collections could be negatively impacted and adversely impact bad debt expense and potentially causing a shift to capitation arrangements where we agree to a predetermined monthly reimbursement rate for each member enrolled in a restricted plan, regardless of volume of our cost of services.

Fees for the laboratory services we provide are reimbursed by Medicare, Medicaid and commercial payers and are established in the clinical laboratory fee schedule (“CLFS”). Historically, these fee schedules are subject to annual adjustments. During the three months ended September 30, 2018 and 2017, approximately 23.5% and 39%, respectively, of the Company’s laboratory testing revenue was reimbursed from Medicare under the CLFS with the balance of the Company’s revenue derived from commercial insurance providers and Medicaid. For the three months ended September 30, 2018, approximately 93% of the Company’s revenues from laboratory testing services were derived from the provision of toxicology testing services. For the three months ended September 30, 2017, approximately 79% of the Company’s revenues from laboratory testing services were derived from the provision of toxicology testing services.

Over the past several years, the Company has experienced governmental reimbursement reductions as a direct result of the Patient Protection and Affordable Care Act (“ACA”) and other laws. The Protecting Access to Medicare Act (“PAMA”), which became law on April 1, 2014, is expected to result in a future net reduction in reimbursement revenue under the CLFS. These laws include provisions designed to control health care expenses reimbursed by governmental programs through a combination of reductions to fee schedules, incentives to physicians to participate in alternative payment models such as risk-sharing and new methods to establish and adjust fees.

Beginning in calendar year 2016, commercial and governmental payers focused on reducing payments to clinical laboratories by imposing more stringent payment guidelines in their adjudication processes. Additionally, effective January 2016, the Centers for Medicare and Medicaid Services (“CMS”) significantly reduced the unit reimbursement rate for many of the tests typically performed by the Company, along with the number of tests that CMS would reimburse. Because Medicare and Medicaid accounts for close to 30% of our annual revenue, this reduction in reimbursement rates had a substantial negative impact on 2016 revenue. During calendar year 2017, CMS reimbursement rates for the test we performed increased by an average of 18% to $253.87 and decreased 2.7% to $246.92 for calendar year 2018.

We experienced an overall 11% increase in revenues for the three months ended September 30, 2018, as compared to the to the three months ended September 30, 2017, which was largely due to an increase in revenue from one new customer. This customer provided us toxicology samples on a trial basis to assess our testing services. Although no certainty can be given, we anticipate that this customer may generate a large volume of toxicology testing revenue for us in the near future.

Further payment reductions to Medicare, Medicaid and other government programs could have a direct adverse effect on the Company’s net earnings and cash flows. The Company cannot predict whether changes will be implemented that will result in further payment reductions. In addition to changes in reimbursement rates, the Company is also impacted by changes in coverage policies for laboratory tests. For example, CLFS coding and billing changes related to toxicology and other procedures were implemented in 2017 and 2018, and we experienced delays in the pricing and implementation of these new codes, which may continue. While the impact on price and margin is currently unclear, the Company anticipates that some of the impact will be mitigated by timely negotiation with payers impacted by these changes.

During 2017 and 2018, the President of the United States and the federal legislature also have taken substantial efforts in an attempt to repeal and replace the Affordable Care Act (“ACA”). Further congressional efforts to repeal, amend, replace, or reform the ACA are possible, and the individual mandate component of the ACA was repealed as part of the Tax Cuts and Jobs Act of 2017. If additional legislation were to be enacted, it could have a significant impact on the U.S. health care system. The ongoing uncertainty regarding the ACA could create uncertainty generally in the health care market. Also, the trend of consolidating, converging and diversifying among customers and payers has continued. Consolidation is increasing price transparency and bargaining power and encouraging internalization of clinical testing.

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

Critical Accounting Policies

The Company's Critical Accounting Policies are listed in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information of certain accounting standards that have been adopted during fiscal 2018 and the first quarter of fiscal 2019 and certain accounting standards that we have not yet been required to implement but may be applicable to our future operations.

Results of Operations

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Revenues were $3,741,190 for the three months ended September 30, 2018 compared to $3,358,052 for the three months ended September 30, 2017. The increase in revenues was largely from our business development efforts and establishing new customer relationships. In particular, one new customer provided us toxicology samples on a trial basis to assess our testing services.

Cost of revenues for the three months ended September 30, 2018 was $1,456,650 (39% of total net revenues) compared to $1,128,576 (34% of total net revenues) for the three months ended September 30, 2017. The increase in revenue is primarily due to the timing of the purchase of lab testing supplies.

Gross margin as a percent of revenue for the three months ended September 30, 2018 was 61% as compared to 66% for the three months ended September 30, 2017.  The decrease in the gross margin percentage for the current year period is due to the increase in cost of revenues as a percentage of revenues to 39% from 34% in the prior year. The percentage increase in cost of revenues was due to the timing of lab testing supplies.

 Selling, general and administrative (SG&A) expenses were $2,176,977 (58% of total net revenues) for the three months ended September 30, 2018 as compared to $3,072,428 (92% of total net revenues) for the three months ended September 30, 2017. The decrease in SG&A costs is principally due to lower commissions as the result of an increase in non-commissionable revenue in the first quarter of 2018.

Share based compensation expense was $69,400 for the three months ended September 30, 2018 versus $68,785 for the three months ended September 30, 2018. The increase in 2018 was due to our grants of restricted stock units to our chief executive officer and other non-executive employees in consideration of their agreement to accept such restricted stock units instead of cash for their gross wages.

Depreciation and amortization expense was $125,777 and $222,584 for the three months ended September 30, 2018 and 2017, respectively. In the first quarter of 2018, a larger number of fixed assets were fully depreciated resulting in the reduced depreciation expense for such period.

Other income (expense) was $(126,592) and $7,798 for the three months ended September 30, 2018 and 2017, respectively. On July 19, 2018, approximately $1,351,000 of notes payable was restructured from notes with common stock conversion derivatives to notes without derivatives. The valuation of the warrants and notes payable combined was decreased by $50,966, resulting in additional income of such amount in the first quarter of 2018.

(Expense) benefit for income taxes was $(9,166) and zero for the three months ended September 30, 2018 and 2017, respectively.

Net loss available to common shareholders for the three months ended September 30, 2018 was $(309,087) or $(0.04) per basic and a diluted common share as compared to a net loss available to common shareholders of $(1,211,073) or ($0.17) per basic and diluted common share in the prior year due to the reasons mentioned above.

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

Cash Flows

At September 30, 2018, unrestricted cash and cash equivalents amounted to approximately $570,000 and total assets at that date were approximately $10,867,000 compared to cash and cash equivalents at September 30, 2017 of approximately $734,000 and total assets of approximately $15,852,000. As of September 30, 2018, the Company had a working capital deficit of $3,846,000.  Our current estimated monthly cash requirement is approximately $1,200,000. Currently, our available cash and cash equivalents as of the filing date of this Quarterly Report on Form 10-Q is approximately $457,000. Net cash used by operating activities for the three months ended September 30, 2018 was approximately $154,000.

Going Concern

As of the filing date of this Quarterly Report on Form 10-Q, and after giving effect to the recent note exchange transaction described in greater detail in Note 6 of the Notes to Condensed Consolidated Financial Statements, there is outstanding an aggregate principal amount of $3,113,618 of notes, consisting of (i) an aggregate principal amount of $1,698,169 of senior secured convertible notes with a maturity date of March 20, 2020, (ii) a maximum aggregate principal amount of $2.0 million of senior secured grid notes with an aggregate outstanding principal amount of $1,415,449 with a maturity date of June 30, 2020. In addition, there is outstanding secured note subordinated to the interests of the existing senior lenders with a remaining principal amount of $81,000, which is currently due and payable.We continue to make principal payments each month on this subordinated note while discussing an extension. We expect existing resources, revenues generated from operations, and proceeds received from other transactions we are considering (of which there can be no assurance) to satisfy working capital requirements for at least the next twelve months, however, no assurances can be given, that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy our other obligations. The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. Accordingly, the Company needs to raise additional capital and is exploring potential transactions to improve its capital position. Unless we increase revenues substantially or generate additional capital from other transactions, current cash resources will only satisfy working capital needs for a limited period of time.

Management has concluded that due to the conditions described above, there is substantial doubt about the entity's ability to continue as a going concern.  We have evaluated the significance of the conditions in relations to our ability to meet our obligations and believe that our current cash balance, together with revenues generated from operations and proceeds received from other transactions we are considering, will provide sufficient capital to continue operations through fiscal 2019.  We cannot assure you that financing will be available on acceptable terms.  Furthermore, despite our optimism regarding the future of the Company, even if the Company is adequately funded, there is no guarantee that any of our services will perform as hoped or that such services can be successfully commercialized.

The Company does not have a bank line-of-credit or other fixed source of capital reserves and is exploring potential transactions to improve its capital position to ensure it is able to meet financing and working capital requirements. In addition to our efforts to improve our capital position through commercial operations and/or product partnering opportunities, we are considering capital raising alternatives, including credit lines from external financing sources.  We would expect to raise additional funds through obtaining a credit facility from an institutional lender or undertaking private debt financing. Raising additional funds by issuing equity or convertible debt securities may cause stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of other stockholders. Raising additional funds through debt financing or preferred stock, if available, may involve covenants that restrict the Company’s business activities and options and such additional securities may have powers, designations, preferences or rights senior to currently outstanding securities. We may also enter into financing transactions which involve the granting of liens on the Company’s assets or which grant preferences of payment from its revenue streams, all of which could adversely impact the Company’s ability to rely on revenue from operations to support ongoing operating costs. Alternatively, we may seek to obtain new financing from existing security holders, which may include reducing the exercise or conversion prices of outstanding securities, or the issuance of additional equity securities. Currently we do not have any definitive agreements with any third parties for such transactions and there can be no assurance that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the Company. If we are unable to raise additional capital when required, or on acceptable terms, we will risk defaulting on our existing loans and need to reduce costs and operations substantially or potentially suspend operations, any of which would have a material adverse effect on the Company’s business, financial condition and results of operations.

Contractual Commitments

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Leases
Operating	$5,407,001	$557,000	$1,542,001	$1,373,000	$1,935,000
Capital	8,052	8,052	-	-	-
Total lease obligations	5,415,053	565,052	1,542,001	1,373,000	1,935,000
Total debt obligations	3,346,145	81,000	3,265,145	-	-
Total obligations	$8,761,198	646,052	$4,807,146	$1,373,000	$1,935,000

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

The landlord under the lease is Centennial Properties of Georgia, LLC, a Georgia limited liability company. Centennial is owned by Sonny Roshan, Shawn Desai, Pyarali Roy and Sohail Ali, all of whom are former members, or their spouses were former members, of AEON and have received and may in the future receive common stock because from the Merger.

The Company has entered into an amended lease for its offices in New Jersey in September 2015, which has a term of six years and annual rentals ranging from approximately $135,000 in the first year to $148,000 in the final year. The lease also provides the Company with a one-time option to review the lease for the term of five years at the then-current market rate and, provided the Company pays an early termination fee, allows the Company an early termination option on each of the 18th month, 27th month, and 36th month anniversary dates of the effective date of the amendment. As part of the lease agreement, the Company reduced its letter-of-credit securing its lease payments to approximately $121,000. The Company is currently in negotiations to terminate this lease obligation and although not guaranteed, expects to be successful during fiscal year 2019. The Company is evaluating its possible lease obligations and considering its alternatives, and although not guaranteed, expects to be successful.

Other Matters

The events and contingencies described below have impacted or may impact our liquidity and capital resources.

In connection with the private placement of Series D Preferred Stock in June 2013, we issued 665,000 shares of Series D 5% Convertible Preferred Stock.  Presently, there are 605,000 shares of Series D Preferred Stock outstanding.  The shares of Series D Preferred Stock are convertible into 619,154 shares of common stock at the conversion rate of $9.77139 per share. Each share of Series D Preferred Stock has a stated value of $10.00 per share.  The Company has the right to repurchase these shares at the stated value per share, plus accrued and unpaid dividends and to require the holders to convert such securities into common stock starting in June 2016.  Each holder of Series D Preferred Stock has the right to require the holders to convert such securities into common stock at any time commencing on the six-month anniversary date of the issue date.  The Series D Preferred Stock pays dividends at the rate of 5% per annum, payable in cash or shares of common stock, at the rate of 5% per annum, payable in cash or shares of common stock, at the Company's option, subject to certain limitations.  At September 30, 2018, the Company has accrued dividends on the shares of Series D Preferred Stock in the amount of approximately $75,418 which remain unpaid.

Further, there are 25,000 shares of Series E Preferred Stock outstanding which also accrue dividends at the annual rate of 5% of the issue price payable on a semi-annual basis.  The shares of Series E Preferred Stock were issued in March 2017 in exchange for the surrender of the previously outstanding shares of Series B Preferred Stock.  At September 30, 2018, the Company has accrued dividends in the amount of approximately $9,349 on the shares of Series E Preferred Stock which remain unpaid.

On March 1, 2017, the Company extended the expiration date of an aggregate of 309,547 outstanding common stock purchase warrants which were original issued in March and September 2012 in separate private placements of the Company’s securities. Of the warrants extended, an aggregate of 124,370 warrants would otherwise have expired on March 15, 2017, and 185,177 would have expired on September 29, 2017. In both cases, the expiration date of the warrants has been extended to September 29, 2018. These warrants have an exercise price of $12.06 per share. On September 26, 2018, the Company extended the expiration date of these for a period of one year to September 29, 2019. Other than the extension of the term of these warrants, the provisions of the warrants remain unchanged.

Debt Exchange and Restructuring Transactions

March 2017

On March 20, 2017, the Company entered into a note exchange agreement with the holders of an aggregate principal amount of $2,170,000 of outstanding promissory notes (the “Original Notes”), which were due and payable, pursuant to which the Company agreed to issue the holders of such notes, in consideration of the cancellation of the Original Notes, new promissory notes in the aggregate principal amount of $2,545,199, which were equal to the sum of the aggregate principal amount of the original notes plus the accrued but unpaid interest on the Original Notes (the “Senior Notes”). The Senior Notes are convertible into shares of the Company’s common stock at an initial conversion price of $2.03 per share. Based on the initial conversion prices, the Senior Notes are convertible into shares of the Company’s common stock at an initial conversion price of $2.03 per share. Based on the initial conversion prices, the Senior Notes were convertible into up to 1,253,792 shares of common stock. If the Company issued or sold shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that was less than the conversion price then in effect, such conversion price would be decreased to equal 85% of such lower price. The foregoing adjustments to the conversion price would not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. In addition, the conversion price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. All the Senior Notes had a maturity date of one year from the closing date.

The Senior Notes earn interest at a rate of 5% per annum with interest payable upon maturity, the conversion of the Senior Notes or on any earlier redemption date. Commencing one month after the Company’s common stock is listed for trading on national securities exchange the Company will have the right to redeem all or any portion of the outstanding principal balance of the Senior Notes, plus all accrued but unpaid interest at a price equal to 110% of such amount. The holders of the Senior Notes have the right to convert any or the entire amount to be redeemed into common stock to redemption. Subject to certain exceptions, the Senior Notes contain customary covenants against incurring additional indebtedness and granting additional liens and contained customary events of default. Upon the occurrence of an event of default under the Senior Notes, the holders have the right to require the Company to repay all or a portion of the note in cash, at a price equal to 110% of the principal, plus accrued and unpaid interest.

In connection with the above note exchange transaction consummated in March 2017, the Company exchanged all outstanding shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) for shares of a new series of convertible preferred stock designated as Series E Convertible Preferred Stock (the “Series E Preferred Stock”). Accordingly, on March 20, 2017, the Company also entered into a separate exchange agreement with the holder of the shares of Series B Preferred Stock, to exchange such shares for a total of 25,000 shares of Series E Preferred Stock. The Shares of Series E Preferred Stock are initially convertible by the holder into an aggregate of 187,000 shares of commons stock at the initial conversion rate of $4.00 per share. The conversion price of the new preferred stock will be subject to adjustment solely in the event of stock dividends, combinations, splits recapitalizations, and similar corporate events and does not provide for general price-based anti-dilution adjustments. Each share of Series E Preferred Stock has a stated value of $30.00 per share. On March 20, 2017, the Company filed with the State of Delaware a Certificate of Designations, Rights and Preferences and Number of Shares of Series E Convertible Preferred Stock, referred to as the Series E Designation. The Series E Preferred Stock has the following rights and preferences: (i) each holder of the Series E Preferred Stock will have the right, at any time, to convert the shares of Series E Preferred Stock into shares of common stock, (ii) the Series E Preferred Stock will be redeemable at option commencing one year after the closing date (provided that the Company’s common stock is listed on a national securities exchange at such time and (iii) the Series E Preferred Stock will pay dividends at a rate of 5% per annum in cash. Pursuant to the exchange for the preferred stock, the holder of the shares of Series B Preferred Stock agreed to waive all unpaid dividends that had accrued on the shares of Series B Preferred Stock.

March 2018

On March 27, 2018, the Company entered into an agreement with the holders of the Senior Notes to amend certain terms of such notes (the “Note Amendment Transaction”). In the Note Amendment Transaction, the holders of the Senior Notes entered into a consent and amendment agreement with the Company (the “Consent Agreement”), pursuant to which the Senior Notes were amended to extend the maturity date for a period of twelve months, to March 20, 2019 and in consideration thereof, the conversion rate of the Senior Notes was reduced to equal $1.20 per share. Based on the adjusted conversion price, the principal amount of the Senior Notes will be convertible into up to 2,120,199 shares of common stock. As the conversion price of the Senior Notes was further reduced, the exercise price of outstanding warrants to purchase an aggregate of 825,184 shares of common stock, which was adjusted to $2.07 following the 2017 note exchange transaction, was further reduced to $1.22 per share.

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

July 2018

Pursuant to the Settlement Agreement, Mr. Roshan and Optimum Ventures, LLC (the “Lenders”) agreed to restructure the loans that they previously made to the Company, as evidenced by the Senior Notes held by them and to exchange their existing notes for a new senior credit instrument pursuant to which they will provide up to $2.0 million of credit to the Company. The Company entered into a note exchange agreement dated July 19, 2018 (the “July Exchange Agreement”) with the Lenders, who collectively held senior secured convertible notes in the aggregate principal amount of $1,351,482. Pursuant to the July Exchange Agreement, the Company issued the Lenders new senior secured Grid Notes in the maximum aggregate principal amount of $2.0 million in consideration of the cancellation of their original Senior Notes. The Grid Notes are structured to provide the Company with a credit facility pursuant to which it can borrow, pay, and re-borrow any portion of the maximum principal amount of credit available under these instruments. The Grid Notes are senior, secured obligations and are not convertible into any equity securities of the Company. The Grid Notes bear interest at the rate of 7.5% per annum with interest payable upon maturity or sooner in accordance with the prepayment mechanism of the Grid Notes. The maturity date of the Grid Notes is June 30, 2020.

The Grid Notes were issued in consideration of the exchange of (i) an aggregate principal amount of $759,869 of Senior Notes held by Mr. Roshan and (ii) an aggregate principal amount of $591,613 of Senior Notes held by Optimum Ventures, LLC. Upon the closing, a Grid Note was issued to each of the Lenders in a maximum principal amount based on the relative percentages of the original notes that were held by them. The maximum principal amount under the Grid Note issued to Mr. Roshan is $1,100,000 and the maximum principal amount under the Grid Note issued to Optimum is $900,000. Each Grid Note issued also reflects an outstanding principal amount equal to the sum of the aggregate principal amount of the Senior Notes held by each Lender, plus the accrued but unpaid interest thereon. The aggregate principal amount of the Grid Notes outstanding as of the closing date of the Note Restructuring Transaction, and at September 30, 2018 was $1,415,449.  The closing of this transaction occurred on July 19, 2018. The Grid Notes are on parity with an outstanding principal amount of $1,698,169 of the other outstanding convertible Senior Notes and, subject to certain exceptions, are senior to other existing and future indebtedness of the Company and, together with the remaining Senior Notes, are secured by a first priority lien on all of the Company’s assets to the extent and as provided in a Security Agreement entered into between the Company, the Lenders and the holders of the other Senior Notes (the “Convertible Note Holders”). The Grid Notes contain customary covenants against incurring additional indebtedness and granting additional liens and contains customary events of default, which terms are substantially the same as the corresponding provisions of the original notes. Upon the occurrence of an event of default under the Grid Notes, the Lenders may require the Company to repay all or a portion of the note in cash, at a price equal to 110% of the principal, plus accrued and unpaid interest.

In connection with this restructuring transaction, the Company entered into a consent and amendment agreement with the Convertible Note Holders to obtain their consent to the issuance of the Grid Note. In consideration thereof, the Company and Convertible Note Holders agreed to extend the maturity date of the Senior Convertible Notes for a period of one year to March 20, 2020 and to modify the redemption mechanism of such instruments. In addition, the parties entered into the amendment to the Security Agreement to provide that the Grid Notes shall be secured by the collateral defined in such earlier Security Agreement.

Subordinated Note

On April 24, 2017, the Company entered into a settlement and mutual release with its former Chief Financial Officer, William A. Marshall to resolve an outstanding arbitration proceeding. Pursuant to the separation agreement and general release, the Company agreed to provide the following to the former Chief Financial Officer: (i) cash payments totaling $170,000 to be paid over time through May 15, 2018, (ii) a lump sum severance payment of $160,000 that was payable on June 15, 2018, (iii) the issuance of a total of 12,835 vested shares of common stock pursuant to the terms of the restricted stock units granted in January 2013 and January 2017, and (iv) 27,388 stock options previously granted became vested and exercisable for the duration of their original exercise periods, subject, however to the terms of a lockup agreement. Pursuant to the settlement agreement, the Company issued a secured senior promissory note, subordinated to the interests of the existing lenders, which provides for events of default that are customary for similar transactions. We continue to make principal payments against the subordinated note each month while discussing an extension, have reduced the outstanding principal of such note to $81,000 as of the date of this report, and expect to extinguish the obligation in full by April 2019. Although no guarantee can be given, management anticipates that it will be able to extend or otherwise modify the Company’s obligations under the notes for an additional period or periods.

Off-Balance Sheet Arrangements

We have not created and are not party to any special-purpose or off-balance sheet entities for raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into the Company’s financial statement that are reasonably likely to materially affect liquidity or the availability of capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. These indemnification provisions are generally included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, obligations under these arrangements may be limited in terms of time and/or amount and, in some instance, we may have recourse against third parties for certain payments made by us. It is not possible to predict maximum potential amount of future payments under these indemnification agreements due to the conditional nature of these obligations and the unique facts of each particular agreement. We have not historically made any payments under these agreements that have been material individually of in the aggregate. As of September 30, 2018, we are not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 As of September 30, 2018, we are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. Nevertheless, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At September 30, 2018, unrestricted cash totaled approximately $570,000 and was in non-interest-bearing checking accounts used to pay operating expenses.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure control and procedures, as defined in Rules 13a-15 (e) and 15d-15 (e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of its CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Our management identified material weaknesses in the control environment described below, and based on that evaluation, because of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2018. In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, the CEO and CFO believe that the financial statements included in this report fairly represent in all material respects (and in accordance with U.S. generally accepted accounting principles) our financial condition, results of operations and cash flows for the periods presented.

As reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, management identified the following material weaknesses in the Company’s control environment:

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

•

There is a lack of effective controls over the identification of reduced revenue collections due to modifications of payer claims adjudication processes and a lack of communication between financial personnel and non-financial personnel.

•

Due to these weaknesses in our system of internal controls, we also determined that our accounting of inventory was not correct in the interim financial statements for the periods ended September 30, 2016, December 31, 2016 and March 31, 2017.

Remedial Actions to Date to Correct Material Weaknesses in Internal Control over Financial Reporting

Considering the material weakness described herein, we have designed and implemented improvements in our internal control over financial reporting to address these material weaknesses. Management is committed to continued planning and implementation of remediation efforts to address the material weaknesses and to enhance our overall financial control environment. In this regard these initiatives include:

Control Environment – to remediate the control environment deficiencies, the leadership team, including the CEO and CFO, have undertaken to reaffirm and reemphasize the importance of internal controls, including general ethical climate and the control environment. In addition, we have implemented the following remedial measures:

●	Hired a new CFO in September 2017 to replace the previous CFO, whose position was terminated in January 2017;

●

Hired additional personnel in the accounting department with sufficient U.S. GAAP and financial reporting experience to provide additional oversight of the accounting function and to participate in the preparation of our Company’s financial statements and SEC reports;

●	Improved the documentation around conclusions reached in applying GAAP to the financial statements;

●

Provided training to personnel in our accounting and reporting functions on a continuing basis to ensure the correct application of GAAP to our financial statements and adherence to the written policies and procedures; and

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

Monitoring and Control Activities – To further strengthen internal control over financial reporting at the process level, we have performed certain remedial actions, including conducting an internal evaluation of accounting methodologies, reporting architecture, review existing personnel and propose a specific course of action to ensure compliance with all facets of accounting and external reporting. During fiscal 2019, accounting personnel have reviewed and revised written policies and procedures with detailed controls incorporated for each transaction cycle within the Company, including the procedures and controls that need to be in place to properly account and communicate transactions on a timely basis to financial and non-financial personnel.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Item 1 of Part I, "Financial Statements - Note 11 - Commitments and Contingencies.

ITEM 1A.	RISK FACTORS.

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Quarterly Report on Form 10-Q is set forth below. Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the risks described below and the other information set forth elsewhere in this report, you should carefully consider the factors discussed in the "Risk Factors" section in our Annual Report on Form 10-K for the year ended June 30, 2018 and in our other reports filed with the SEC for a discussion of the risks associated with our business, financial condition and results of operations. These risks have affected, and in some cases, could, have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by the Company in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. If any of the matters or events described in the following risks occurs, our business, financial condition or results of operations could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment due to any of these risks. Except as set forth below, we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and our other reports filed with the SEC.

Our capital requirements are significant and unless our revenues can sufficiently support our operating costs, we expect to raise additional capital to finance our operations and repay outstanding debt obligations.

The Company’s capital requirements have been and will continue to be significant. We are expending significant amounts of capital to develop, promote and market our services. Available cash and cash equivalents as of September 30, 2018 totaled approximately $570,000 and as of such date our working capital deficit was $3,846,000. Available cash and cash equivalents as of the filing date of this Quarterly Report on Form 10-Q is approximately $457,000 and estimated monthly operational requirements are approximately $1,200,000. We used approximately $154,000 and $509,000 in cash from operations for the fiscal quarters ended September 30, 2018 and 2017, respectively. Further, as of the filing date of this Quarterly Report on Form 10-Q, there is outstanding an aggregate principal amount of $3,113,618 of notes, consisting of (i) an aggregate principal amount of $1,698,169 of senior secured convertible notes with a maturity date of March 20, 2020, and (ii) a maximum aggregate principal amount of $2.0 million of senior secured grid notes with an aggregate outstanding principal amount of $1,415,449 with a maturity date of June 30, 2020.  In addition, there is outstanding a secured note subordinated to the interests of the senior lenders with a remaining principal balance of $81,000 to the Company’s former CFO, which is currently due and payable. We continue to make payments each month on the subordinated note while discussing an extension. Although no guarantee can be given, management anticipates that it will be able to extend or otherwise modify the Company’s obligations under the notes for an additional period or periods. We expect the Company’s existing resources, revenues generated from operations, and proceeds received from other transactions we are considering (of which there can be no assurance) to satisfy working capital requirements for at least the next twelve months, although no assurances can be given that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy other obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties. Accordingly, we need to raise additional capital from other transactions, the Company’s current cash resources will only satisfy working capital needs for a limited period of time.

We are exploring potential transactions to improve the Company’s capital position to ensure we are able to meet financing and working capital requirements. We would expect to raise additional funds through obtaining a credit facility from an institutional lender or undertaking private debt financing. Raising additional funds by issuing equity or convertible debt securities may cause stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of other stockholders. Raising additional funds through debt financing or preferred stock, if available, may involve covenants that restrict business activities and options and such additional securities may have powers, designations, preferences or rights senior to currently outstanding securities. We may also enter into financial transactions which involve the granting of liens on the Company’s assets or which grant preferences of payment from revenue streams, all of which could adversely impact the Company’s ability to rely on revenue from operations to support ongoing operating costs. Alternatively, we may seek to obtain new financing from existing security holders, which may include reducing the exercise or conversion prices of outstanding securities, or the issuance of additional equity securities. Currently, the Company does not have any definitive agreements with any third parties for such transactions, and there can be no assurance that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the Company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially or potentially suspend operations, any of which would have a material adverse effect on the Company’s business, financial condition and results of operations. Future capital requirements will depend on, and could increase substantially as a result of many factors including:

●	the need to utilize cash to support research and development activities and to make incremental investments in our organization;

●	the ability to achieve targeted revenue, gross profit margins and cost management objectives;

●	the success of our sales and marketing efforts;

●	the need to repay indebtedness;

●	the extent and terms of any development marketing or other arrangements; and

●	changes in economic, regulatory or competitive conditions, including changes in payer reimbursement rates or claim adjudication processes.

We have identified material weaknesses in internal control over financial reporting, which could continue to impact negatively the Company's ability to report results of operations and financial condition accurately and in a timely manner.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2018. As reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, we identified material weaknesses in our internal control over financial reporting and concluded that we did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of these material weaknesses, See Item 4, “Controls and Procedures”. Moreover, other material weaknesses may be identified. Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements.

We are in the process of remedying all the identified material weaknesses, including testing compliance with our new written policies and procedures. This work will continue during fiscal 2019 and perhaps beyond. For a detailed description of the Company’s remedial efforts, see Item 4, “Controls and Procedures.” There can be no assurance as to when all the material weaknesses will be remedied. Until the Company’s remedial efforts are completed, management will continue to devote significant time and attention to these efforts, and we will continue to incur expenses associated with the additional procedures and resources required to prepare the condensed consolidated financial statements. Certain of the Company’s remedial actions, such as hiring additional qualified personnel to implement the reconciliation and review procedures, will be ongoing and will result in the Company incurring additional costs even after the material weaknesses are remedied.

If we are unsuccessful in implementing or following the remediation plan, or fail to update the Company’s internal control over financial reporting as the business evolves or to integrate acquired businesses into the Company’s controls system, we may not be able to timely or accurately report the Company’s financial condition, results of operations or cash flows or to maintain effective disclosure controls and procedures, we could be subject to, among other things: (i) regulatory or enforcement actions by the SEC, (ii) an inability for us to be accepted for listing on any national securities exchange in the near future, (iii) securities litigation, or (iv) a general loss of investor confidence, any one of which could adversely affect the Company’s business prospects and the market value of its common stock. Further there are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. We could face additional litigation exposure and a greater likelihood of an SEC enforcement or other regulatory action if further restatements were to occur or other accounting-related problems emerge, which may adversely affect the Company’s financial condition, results of operations and cash flows.

The Company's outstanding debt may impair our financial and operating flexibility.

   As of September 30, 2018, there was an aggregate principal amount of senior indebtedness of $3,113,618, which consisted of (i) an aggregate principal amount of $1,698,169 of senior secured convertible notes with a maturity date of March 20, 2019, and (ii) a maximum aggregate principal amount of $2.0 million of senior secured grid notes with an aggregate outstanding principal amount of $1,415,449 with a maturity date of June 30, 2020. In addition, there is outstanding secured note subordinated to the interests of the existing senior lenders with a remaining principal amount of $96,000, which is the amount due and payable at September 30, 2018. All of the outstanding notes contain covenants and events of default customary for transactions of this nature. For example, the outstanding senior secured notes include restrictions against incurring additional indebtedness and granting further security interests on the Company’s assets. Without the consent of the holders of these senior debt instruments, we must comply with these restrictions. Among the defined events of default are defaults of the Company’s payment obligations. Breach of any material covenant or representation of the notes or the related transaction agreements, and the commencement of proceedings under applicable U.S. federal or state bankruptcy, insolvency, reorganization or other similar laws either against us or by us. In the event of default under the notes, a holder may require us to repay all or a portion of the outstanding principal, plus interest and certain of the outstanding debt instruments also require that any repayment due to a default will require immediate repayment of the principal and accrued and unpaid interest. If we are unable to consummate an additional financing prior to the maturity date of these debt instruments, or otherwise further extend or exchange them, we will be required to repay these securities, which may have an adverse effect on the Company’s cash position. If we are unable to make the scheduled principal and interest payments on these debt instruments or comply with applicable covenants contained therein, we may be in default under one or more of these securities which would likely have a material adverse effect on the business, financial condition and results of operations. Further, if we are unable to repay the secured debt instruments when due, or upon an event of default, the holders could foreclose on the Company’s encumbered assets.

The exercise of the Company’s outstanding options, restricted stock units and warrants, or conversion of our outstanding convertible debt and convertible preferred stock, may depress our stock price and dilute your ownership of the company.

As of September 30, 2018, the following options, restricted stock units and warrants were outstanding:

●

Employee stock options to purchase approximately 236,179 shares of common stock at exercise prices ranging from $1.75 to $36.00 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $7.54 per share.

●

Director stock options to purchase approximately 550,060 shares of common stock at exercise prices ranging from $1.58 to $36.54 per share, all of which are exercisable. The weighted average exercise price of the outstanding and exercisable options is $3.04 per share

●	Warrants to purchase approximately 3,397,714 shares of common stock with a weighted average exercise price of $3.25 per share.

●	An aggregate of approximately 715,391 unvested restricted stock units.

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

As of September 30, 2018, there was an aggregate principal amount of $1,698,169 of outstanding convertible debt, which, subject to certain limitations, may be convertible by holders into an aggregate of 1,415,140 shares of common stock.

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

In addition, as described in greater detail above, in July 2018, the Company, AEON and the Former Members entered into the Settlement Agreement, which, among other things, resolved certain disagreements among themselves relating to the interpretation of certain provisions of the Merger Agreement, including a number of elements of the Earn-Out Payments.  To the extent that these additional common shares are issued, substantial dilution to stockholders will occur, which may adversely impact the trading price of common stock and the terms on which we could raise additional equity capital.  The sale of these shares of common stock may adversely affect the market price of the Company's common stock and the stock price may decline substantially.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

a)	Sales of Unregistered Securities

Except as previously disclosed in reports filed with the SEC pursuant to the Securities and Exchange Act of 1934, as amended, or as described elsewhere in this Quarterly Report on Form 10-Q, we did not sell unregistered securities during the quarter ended September 30, 2018.

b)	Not applicable

c)	Repurchase of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

       None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

4.1	Form of Grid Note (filed as Exhibit 4.1 to Current Report on Form 8-K, filed July 24, 2018).
10.1	Form of Note Exchange Agreement dated July 18, 2018 (filed as Exhibit 10.2 to Current Report on Form 8-K, filed July 24, 2018).
10.2	Form of Consent and Amendment Agreement dated July 18, 2018 (filed as Exhibit 10.3 to Current Report on Form 8-K, filed July 24, 2018).
10.3	Form of Amendment to Amended and Restated Security Agreement dated July 18, 2018 (filed as Exhibit 10.4 to Current Report on Form 8-K, filed July 24, 2018).
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Section 1350 Certification of Chief Executive Officer (*)
32.2	Section 1350 Certification of Chief Financial Officer (*)
101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEON GLOBAL HEALTH CORP.

By:	/s/ Hanif A. Roshan
Hanif A. Roshan
Chief Executive Officer

By:	/s/ Michael J. Poelking
Michael J. Poelking
Chief Financial Officer

Dated: November 9, 2018