Form 10-Q/A
period 2018-09-30
Aeon Global Health Corp.
filed 2019-01-25
CIK 885074

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

EXPLANATORY NOTE

           Aeon Global Health Corp.  (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, previously filed with the Securities and Exchange Commission on November 9, 2018 (the "Original Form 10-Q") to amend and restate in their entirety the following items in the Original Form 10-Q:  (i) the unaudited interim financial statements as of and for the fiscal quarter ended September 30, 2018 set forth in Item 1 Part 1; (ii) the "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 2 of Part 1, and (iii) the discussion involving the Company's disclosure controls and internal controls over financial reporting, set forth in Item 4 of Part 1.  We have also updated the signature pages, the certifications of our Chief Executive Officer and our financial statements formatted in Extensible Business Reporting Language ("XBRL").  The restatement and the other aforementioned matters are described in Note 2 and Note 11 to the unaudited condensed consolidated financial statements included in this Amendment No. 1 on Form 10-Q/A (the "Amended Form 10-Q").

           As described in more detail in Note 2 to the unaudited condensed consolidated financial statements included in this Amended Form 10-Q, the restatement of the unaudited interim financial statements included in the Original Form 10-Q corrects an error in the Company's classification of an aggregate principal amount of $1,698,169 of notes payable as current liabilities instead of long-term liabilities on the condensed consolidated balance sheet included in the Original Form 10-Q, which resulted in an overstatement of the Company's working capital deficit for such period.  In addition, the change in classification of such notes payable required the Company to revalue the beneficial conversion feature of such notes, which resulted in an expense increase of $(185,851) to "Other (expense) income" on the condensed consolidated statement of operations.  The reclassification of these notes and the corresponding fair value of the beneficial conversion of such notes from current to long-term liabilities on the Company's condensed consolidated balance sheets resulted in a reduction of total current liabilities for the quarter ended September 30, 2018 from $7,603,761 to $5,531,328 and a corresponding increase in total liabilities resulting from the change in fair value of the beneficial conversion feature of these notes.  As a result of such additional expense, the net loss and net loss available to common shareholders also increased by the amount of the change to "Other (expense) income".  The adjustments to the fair value of the notes payable are further described in greater detail in Note 11 to the unaudited condensed consolidated financial statements included in this Amended Form 10-Q.  In addition, the condensed consolidated statements of shareholders' equity and cash flows have been revised to reflect these adjustments.

           The information in the Original Form 10-Q is amended to read in its entirety as set forth in this Amended Form 10-Q.  Except to reflect the restatement of the interim financial statements and other matters specifically identified as amended or restated in the first paragraph of this Explanatory Note, the information in the Original Form 10-Q and this Amended Form 10-Q has not been updated or otherwise changed to reflect any events, conditions or other developments that have occurred or existed since the date the Original Form 10-Q was filed with the SEC.  Accordingly, except solely with regard to the restatement and other matters specifically identified as amended or restated in the first paragraph of this Explanatory Note, all information in this Amended Form 10-Q speaks only as of November 9, 2018.  References made in this Amended Form 10-Q to "this Form 10-Q" or similar statements, means this Amendment on Form 10-Q/A unless the context requires otherwise.  For more information about the restatement, please see the Company's Current Report on Form 8-K filed on January 24, 2019.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Aeon Global Health Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30,	June 30,
	2018	2018
	(Unaudited)	(Audited)
	(As Restated, See Note 2)
Assets
Current assets
Cash and cash equivalents	$569,694	$723,352
Accounts receivable, net	2,701,110	2,507,304
Inventory, net	407,878	453,129
Prepaid expenses and other current assets	79,405	54,058
Total current assets	3,758,087	3,737,843

Property and equipment, net	1,292,990	1,421,097
Other assets
Deferred tax asset	5,816,315	5,816,315
Total assets	$10,867,392	$10,975,255

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$1,644,229	$1,436,897
Accrued expenses	2,029,565	2,082,591
Accrued commissions	459,211	608,405
Accrued dividends	85,941	984,979
Accrued income taxes payable	515,667	515,667
Accrued interest notes payable	151,527	155,257
Deferred rent	204,452	194,628
Related party notes payable	-	3,049,651
Derivative liabilities - warrants	440,736	1,323,625
Total current liabilities	5,531,328	10,351,700
Deferred rent	157,498	135,001
Related party notes payable	3,113,618
Derivative liabilities - related party notes payable	560,116
Total liabilities	9,362,560	10,486,701
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.10 par value; 5,000,000 shares authorized, Series D, 605,000 shares and Series E 25,000 shares issued and outstanding at September 30, 2018, and June 30, 2018, respectively	63,000	63,000
Common stock, $.001 par value; 190,000,000 shares authorized, 7,383,706 and 7,249,370 shares issued and outstanding on September 30, 2018, and June 30, 2018 , respectively	25,714	25,579
Additional paid-in capital	46,600,419	45,089,337
(Accumulated deficit) retained earnings	(45,184,300)	(44,689,362)
Total shareholders’ equity	1,504,833	488,554
Total liabilities and shareholders’ equity	$10,867,392	$10,975,255

The accompanying notes are an integral part of the condensed consolidated financial statements.

Aeon Global Health Corporation and Subsidiaries
Consolidated Statements of Operations

	Three Months
	Ended September 30,
		(Unaudited)
	2018		2017
	(As Restated, See Note 2)
Net revenues
Fees for services	$3,537,631		$3,110,382
Hosted software services	199,009		243,020
Telehealth products and services	4,550		4,650
Total net revenues	3,741,190		3,358,052
Operating expenses
Cost of revenues	1,456,650		1,128,576
Selling, general and administrative	2,176,977		3,072,428
Share based compensation	69,400		68,785
Depreciation and amortization	125,777		222,584
Total operating expenses	3,828,804		4,492,373
Operating loss	(87,614		(1,134,321)
Other (expense) income
Interest	(48,736		(27,349)
Change in fair value of derivative liabilities	(134,885)		73,291
Other	(128,822)		(38,144)
	(312,443)		7,798
Loss before provision for income taxes	(400,057)		(1,126,523)
Provision for income taxes	(9,166		-
Net loss	$(409,223)		$(1,126,523)

Less: preferred dividends	$(85,715		$(84,550)

Net loss available to common shareholders	$(494,938)		$(1,211,073)

Loss per share:
Basic loss per common share	$(0.07)		$(0.17)
Diluted loss per common share	$(0.07)		$(0.17)

Weighted average number of common shares outstanding
Basic	7,365,723		7,249,370
Diluted	7,365,723		7,249,370

The accompanying notes are an integral part of the condensed consolidated financial statements.

Aeon Global Healthcare Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity

	Number		Number		Additional		Total
	of	Preferred	of	Common	Paid-in	Retained	Shareholders’
	Shares	Stock	Shares	Stock	Capital	Earnings	Equity

Balance, June 30, 2018	630,000	63,000	7,249,370	25,579	45,089,337	(44,689,362)	488,554
Share-based compensation expense					69,400		69,400
Preferred common stock dividends			134,336	135	984,622	(85,715)	899,042
Related party debt restructuring					457,060		457,060
Net loss (As restated, See Note 2)						(409,223)	(409,223)
Balance September 30, 2018 (As restated, See Note 2)	630,000	$63,000	7,383,706	$25,714	$46,600,419	$(45,184,300)	$1,504,833

The accompanying notes are an integral part of the condensed consolidated financial statements.

Aeon Global Health Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months
	Ended September 30,
	(Unaudited)
	(As Restated, See Note 2)
	2018	2017
Cash Flow from operating activities

Net loss	$(409,223)	$(1,126,523)
Adjustments to reconcile net income (loss) to net cash provided operating activities
Change in fair value of derivative liabilities	134,885	(73,291)
Depreciation and amortization	125,777	222,584
Share based compensation	69,400	68,785
Changes in assets and liabilities
Accounts receivable	(193,806)	205,469
Inventory	45,251	(29,863)
Prepaid expenses and other current assets	(25,347)	(27,378)
Accounts payable	207,332	(472,295)
Accrued expenses	62,746	615,322
Accrued commissions	(202,993)	108,515
Deferred rent	32,320	-
Net cash used in operating activities	(153,658)	(508,675)
Cash flows from investing activities
Disposal of fixed assets	-	33
Net cash provided by investing activities	-	33
Net decrease in cash, cash equivalents, and restricted cash	(153,658)	(508,642)
Cash, cash equivalents, and restricted cash at beginning of year	723,352	1,242,458
Cash, cash equivalents, and restricted cash at end of period	$569,694	$733,816

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$569,694	$733,816
Restricted cash included in restricted bank deposit	-	-
Total cash, cash equivalents and restricted cash	$569,694	$733,816

Supplemental disclosure of cash paid for:
Income taxes paid	$9,224	$76,316

Non-cash investing and financing activities
Non-cash preferred dividends	$85,715	$84,550
Preferred dividends settled in common stock	$984,622	$-
Reclassification to APIC of convertible note extinguishment	$457,060

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

Going Concern

   As of the filing date of this Quarterly Report on Form 10-Q, and after giving effect to the note exchange described in Note 7 of the Notes to Condensed Consolidated Financial Statements, there is outstanding an aggregate principal amount of $3,113,618 of notes, consisting of (i) an aggregate principal amount of $1,698,169 of senior secured convertible notes with a maturity date of March 20, 2020 and (ii) a maximum aggregate principal amount of $2.0 million of senior secured grid notes with an aggregate outstanding principal amount of $1,415,449 at September 30, 2018 with a maturity date of June 30, 2020. In addition, there is outstanding secured note subordinated to the interests of the existing senior lenders with a remaining principal amount of $81,000, which is currently due and payable. We expect existing resources, revenues generated from operations, and proceeds received from other transactions we are considering which would satisfy working capital requirements for at least the next twelve months; however, no assurances can be given that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy our other obligations. The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties. Accordingly, the Company needs to raise additional capital and is exploring potential transactions to improve our capital position. Unless we can increase revenues substantially or generate additional capital from other transactions, our current cash resources will only satisfy our working capital needs for a limited period of time.

   The Company's capital requirements have been and will continue to be significant and it is expending significant amounts of capital to develop, promote and market its services. The Company’s available cash and cash equivalents as of September 30, 2018 totaled approximately $570,000 and the Company’s working capital deficit was approximately $1,773,000. Nevertheless, our available cash and cash equivalents as of the filing date of this Quarterly Report on Form 10-Q is approximately $457,000 and our estimated monthly cash requirement is approximately $1,200,000.

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

2.	Restatement Related to Quarter Ended September 30, 2018

               On January 23, 2019 the Audit Committee of the Board of Directors determined that the unaudited interim financial statements included in the Company's Quarterly report on Form 10-Q for the fiscal quarter ending September 30, 2018, previously filed on November 9, 2018, should no longer be relied upon and that the Company will restate its previously-filed interim financial statements for the fiscal quarter ended September 30, 2018.  The Audit Committee concluded that the unaudited interim financial statements for the three month period ended September 30, 2018 contains material errors related to the classification and valuation of the embedded derivative related to an aggregate principal amount of $1,698,169 of convertible notes.     As described in more detail in this Note 2 to the unaudited condensed consolidated financial statements included in this Amended Form 10-Q, the restatement of the unaudited interim financial statements included in the Original Form 10-Q corrects an error in the Company's classification of  $1,698,169 of notes payable as current liabilities instead of long-term liabilities on the condensed consolidated balance sheet included in the Original Form 10-Q, which resulted in an overstatement of the Company's working capital deficit for such period.  In addition, the change in classification of such notes payable required the Company to revalue the beneficial conversion feature of such notes, which resulted in an expense increase of $(185,851) to "Other (expense) income" on the condensed consolidated statement of operations.  As a result of such additional expense, the net loss and net loss available to common shareholders increased by the same amount.  The adjustments to the fair value of the notes payable are further described in greater detail in Note 11 to the unaudited condensed consolidated financial statements included in this Amended Form 10-Q.

                The following summarizes the effects of restatement:

		Three Months Ended
		September 30,
		(Unaudited)

	As
	Previously
	Reported	Adjustment	Restated

Consolidated Statement of Operations

Change in fair value of derivative liabilities	$50,966	$(185,851)	$(134,885)

Income (loss) before provision for income taxes	(214,206)	(185,851)	(400,057)

Net (loss)	(223,372)	(185,851)	(409,223)

Net (loss) available to common shareholders	(309,087)	(185,851)	(494,938)

Basic (loss) per share	(0.04)	(0.03)	(0.07)

Diluted (loss) per share	(0.04)	(0.03)	(0.07)

		Three Months Ended
		September 30,
		(Unaudited)

	As
	Previously
	Reported	Adjustment	Restated

Consolidated Balance Sheets

Related parties - notes payable - current	$1,698,169	$(1,698,169)	$-

Related parties - notes payable - noncurrent	1,415,449	1,698,169	3,113,618

Derivative liabilities	815,001	(815,001)	-

Derivative liabilities - warrants	-	440,736	440,736

Derivative liabilities - related party notes payable - noncurrent	-	560,116	560,116

Total current liabilities	7,603,762	(2,072,434)	5,531,328

Retained earnings	(44,998,449)	(185,851)	(45,184,300)

3.	Summary of Significant Accounting Policies

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

 Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606). This accounting standard outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. This standard supersedes existing revenue recognition requirements and eliminates most industry specific guidance from GAAP. The core principal of this revenue recognition standard is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers. The Company has implemented this ASU using the modified retrospective method with immaterial impact. This ASU requires significantly enhanced disclosures as shown in Note 4 of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. In compliance with this ASU, the Company records uncollectible accounts receivable amounts against revenue instead of bad debt expense.  There were no material reductions in net revenue for the three months ended September 30, 2018.

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

4.	Revenue Recognition

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

The approximate percentage of net revenue by type of customer was as follows:

Three Months Ended
September 30,
2018

Healthcare Insurers	46.9%
Government Payers	23.5%
Client Payers	24.4%
Patient	0.2%
Telehealth	5.0%
Net revenues	100.0%

5.	Inventory

Inventory consists of the following:

	September 30,	June 30,
	2018	2018

Laboratory testing supplies	$407,878	$453,129
Total inventory	$407,878	$453,129

6.	Income Taxes

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

7.	Related Party Notes Payable

	September 30, 2018			June 30, 2018
		Interest rate		Note	Interest rate
	Principal	per annum		Payable	per annum
Secured
	$1,056,875	5% interest paid annually		$1,056,875	5% interest paid annually
	641,294	5% interest paid annually		641,294	5% interest paid annually
	1,415,449	7.5% interest paid annually		255,417	5% interest paid annually
				591,613	5% interest paid annually
				504,452	5% interest paid annually

Total	$3,113,618		Total	$3,049,651

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

In accordance with ASC 470-50, "Debt - Modifications and Extinguishments", the Company's note exchange agreement was tested to determine whether a debt modification or debt extinguishment had occurred. Based on management's review, debt extinguishment accounting applied.  As a result of the debt exchange, the Company recorded zero of non-cash expense resulting from elimination of the conversion feature associated with this portion of the related party convertible debt.  These notes were deemed to be a related party capital transaction and were included in additional paid-in capital at September 30, 2018 in the amount of $(457,060).

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

8.	Equity

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

As of September 30, 2018, there are 605,000 shares of Series D Convertible Preferred Stock outstanding. The Series D Preferred Stock can be converted by the holders into an aggregate of 619,154 shares of common stock at an initial conversion rate of $9.77139 per share. The holders of such shares have the right to convert the preferred shares at any time, although the shares received upon conversion may not be offered or sold except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The Company has the right to repurchase the outstanding Series D Preferred Stock at a redemption price equal to $10.00 per share, plus accrued and unpaid dividends, and to require holders to convert their Series D Preferred Stock beginning in June 2016. Dividends on the Series D Preferred Stock accrue at a rate of 5% per annum and are payable semi-annually in cash or stock at the Company's option. At  September 30, 2018, the Company has accrued dividends in the amount of approximately $76,592 on the Series D Preferred Stock, which remain unpaid.

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

	Three Months Ended
	September 30,
	(As Restated, See Note 2)
	2018	2017
Basic earnings (loss) per share
Net loss	$(409,223)	$(1,126,523)
Preferred stock dividends	(85,715)	(84,550)
Net loss available to common shareholders after preferred stock dividends	$(494,938)	$(1,211,073)
Weighted average shares used in the computation of basic earnings per share	7,365,723	7,249,370

Loss per share - basic	$(0.07)	$(0.17)

Dilutive earnings (loss) per share
Loss available to common shareholders	$(494,938)	$(1,211,073)
Weighed average shares used in the computation of diluted loss per share	7,365,723	7,249,370
Shares used in the computation of diluted loss per share	7,365,723	7,249,370

Loss per share - diluted	$(0.07)	(0.17)

Common Stock Warrants

A schedule of common stock warrant activity for the three months ended September 30, 2018 is as follows:

Warrant Activity	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding June 30, 2018	3,458,826	$3.65	3.41	$-
Issued	-
Expired	(61,112)	$11.69	-	$-
Outstanding September 30, 2018	3,397,714	$3.25	3.30	$-
Exercisable, September 30, 2018	3,397,714	$3.25	3.47	$-

Due to the adjustment of the conversion price of the New Senior Notes, the exercise price of outstanding warrants to purchase an aggregate of 825,144 shares of common stock has been adjusted from $2.07 to $1.22 per share.

9.	Share-Based Compensation

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

Restricted stock unit activity under the Company's restricted stock unit plans for employees and non-executive directors for the three months ended September 30, 2018 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value

Outstanding June 30, 2018	752,391	$1.31
Granted	-	-
Expired/Forfeited	(37,000)	1.19
Outstanding September 30, 2018	715,391	$1.32

10.	Earn-Out Merger Consideration

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

11.	Fair Value Measurements and Other Financial Instruments

The carrying amounts of the Company's financial assets and liabilities, such as cash, accounts receivable, inventory, prepaid expenses, and other current assets, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

In connection with the issuance of convertible promissory notes as discussed in Note 7, the Company evaluated the note agreement to determine if the agreement contained any embedded components that would qualify the agreement as a derivative. The Company identified certain put features embedded in the convertible note agreement that potentially could result in a settlement in the event of a fundamental transaction, requiring the Company to classify the conversion feature as a derivative liability.  The restructuring of an aggregate principal amount of $1,351,482 of notes payable on July 19, 2018 resulted in the issuance of the Grid Notes described in Note 7 to these consolidated financial statements.  Such Grid Notes do not include a down-round feature.  This elimination of the conversion feature lowered the value of the Company's related party notes payable.

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

The Company utilized the following assumptions in valuing the derivative conversion features:

Exercise Price	$1.20	-	$1.22
Risk free interest rate	2.66%	-	2.93%
Expected volatility	130%	-	168%
Remaining Term (years)	1.47	-	4.82

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The fair value of the Company's financial instruments, using the fair value hierarchy under U.S. GAAP detailed in "Fair Value Measurements" in Note 3, "Summary of Significant Accounting Policies and Recently Issued Accounting Standards," of the Notes to the Condensed Consolidated Financial Statements are included in the tables below.

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

		Convertible
	Warrants	Notes	Total
		(As Restated, See Note 2)
Balance - June 30, 2018	$505,069	$818,556	$1,323,625

Change in fair value of derivative liabilities	(64,333)	(258,440)	(322,773)

Balance - September 30, 2018	$440,736	$560,116	$1,000,852

	Fair value	Level 1	Level 2	Level 3
June 30, 2018 Derivative liabilities	$1,323,625	$-	$-	$1,323,625

September 30, 2018 Derivative liabilities	$1,000,852	$-	$-	$1,000,852

Of the $322,773 reduction in the fair value of the derivative liabilities, approximately $457,000 was reclassified to additional paid-in capital in conjunction with the extinguishment of certain related party notes on July 19, 2018.  See Note 7 for further discussion.

For the three months ended  September 30, 2018 and 2017, the Company recorded non-cash income (expense) of approximately $(134,885) and $73,000 for the changes in fair value of the derivative liabilities.

12.	Commitments and Contingencies

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

The Company holds certain related party notes payable to certain shareholders, its Chief Executive Officer and former Directors of the Company's Authentidate business as detailed in Note 7. Interest expense relating to these notes amounted to approximately $49,000 and $32,000, for the three months ended September 30, 2018 and 2017, respectively. The Company restructured the Senior Notes held by Mr. Roshan and Optimum Ventures and exchanges the Senior Notes held by them for senior secured Grid Note and also extended the maturity date an additional year on the Senior Convertible Notes.

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

14.	Segment Information

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

Selected financial information related to the Company's segments is presented below:

	Authentidate	AEON	Total
	(As Restated, See Note 2)		(As Restated, See Note 2)
Three Months ended September 30, 2018
Net revenues	$203,559	$3,537,631	$3,741,190
Cost of revenues	39,883	1,416,767	1,456,650
Operating expenses	189,841	3,638,963	3,828,804
Operating income (loss)	13,718	(101,332)	(87,614)
Net (loss)	(107,058)	(302,165)	(409,223)

Three months ended September 30, 2017
Net revenues	$247,670	$3,110,382	$3,358,052
Cost of revenues	55,127	1,073,449	1,128,576
Operating expenses	873,385	3,618,988	4,492,373
Operating income (loss)	(628,715)	(505,606)	(1,134,321)
Net (loss)	(520,947)	(605,576)	(1,126,523)

September 30, 2018
Total assets	$5,967,666	4,899,726	$10,867,392

June 30, 2018
Total Assets	$7,532,512	$3,442,743	$10,975,255

15.           Subsequent Events

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

Critical Accounting Policies

The Company's Critical Accounting Policies are listed in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 3 of the Notes to Condensed Consolidated Financial Statements for further information of certain accounting standards that have been adopted during fiscal 2018 and the first quarter of fiscal 2019 and certain accounting standards that we have not yet been required to implement but may be applicable to our future operations.

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

Other income (expense) was $(312,443) and $7,798 for the three months ended September 30, 2018 and 2017, respectively. On July 19, 2018, approximately $1,351,000 of notes payable was restructured from notes with common stock conversion derivatives to notes without derivatives. The valuation of the warrants and notes payable combined was increased by $134,885, resulting in additional expense of such amount in the first quarter of 2019.

(Expense) benefit for income taxes was $(9,166) and zero for the three months ended September 30, 2018 and 2017, respectively.

Net loss available to common shareholders for the three months ended September 30, 2018 was $(494,938) or $(0.07) per basic and a diluted common share as compared to a net loss available to common shareholders of $(1,211,073) or ($0.17) per basic and diluted common share in the prior year due to the reasons mentioned above.

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

Cash Flows

At September 30, 2018, unrestricted cash and cash equivalents amounted to approximately $570,000 and total assets at that date were approximately $10,867,000 compared to cash and cash equivalents at September 30, 2017 of approximately $734,000 and total assets of approximately $15,852,000. As of September 30, 2018, the Company had a working capital deficit of approximately $1,773,000.  Our current estimated monthly cash requirement is approximately $1,200,000. Currently, our available cash and cash equivalents as of the filing date of this Quarterly Report on Form 10-Q is approximately $457,000. Net cash used by operating activities for the three months ended September 30, 2018 was approximately $154,000.

Going Concern

As of the filing date of this Quarterly Report on Form 10-Q, and after giving effect to the recent note exchange transaction described in greater detail in Note 7 of the Notes to Condensed Consolidated Financial Statements, there is outstanding an aggregate principal amount of $3,113,618 of notes, consisting of (i) an aggregate principal amount of $1,698,169 of senior secured convertible notes with a maturity date of March 20, 2020, (ii) a maximum aggregate principal amount of $2.0 million of senior secured grid notes with an aggregate outstanding principal amount of $1,415,449 with a maturity date of June 30, 2020. In addition, there is outstanding secured note subordinated to the interests of the existing senior lenders with a remaining principal amount of $81,000, which is currently due and payable.We continue to make principal payments each month on this subordinated note while discussing an extension. We expect existing resources, revenues generated from operations, and proceeds received from other transactions we are considering (of which there can be no assurance) to satisfy working capital requirements for at least the next twelve months, however, no assurances can be given, that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy our other obligations. The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. Accordingly, the Company needs to raise additional capital and is exploring potential transactions to improve its capital position. Unless we increase revenues substantially or generate additional capital from other transactions, current cash resources will only satisfy working capital needs for a limited period of time.

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

In connection with the private placement of Series D Preferred Stock in June 2013, we issued 665,000 shares of Series D 5% Convertible Preferred Stock.  Presently, there are 605,000 shares of Series D Preferred Stock outstanding.  The shares of Series D Preferred Stock are convertible into 619,154 shares of common stock at the conversion rate of $9.77139 per share. Each share of Series D Preferred Stock has a stated value of $10.00 per share.  The Company has the right to repurchase these shares at the stated value per share, plus accrued and unpaid dividends and to require the holders to convert such securities into common stock starting in June 2016.  Each holder of Series D Preferred Stock has the right to require the holders to convert such securities into common stock at any time commencing on the six-month anniversary date of the issue date.  The Series D Preferred Stock pays dividends at the rate of 5% per annum, payable in cash or shares of common stock, at the rate of 5% per annum, payable in cash or shares of common stock, at the Company's option, subject to certain limitations.  At September 30, 2018, the Company has accrued dividends on the shares of Series D Preferred Stock in the amount of approximately $76,592 which remain unpaid.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure control and procedures, as defined in 13a-15 (e) and 15d-15 (e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports within the time periods specified in the SEC's rules and forms.  This information required to be disclosed in our reports within the time periods specified in the SEC's rules and forms.  This information is also accumulated and communicated to management, including our Chief Executive Officer ("CEO") and interim Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.  As of the date of this Amended Form 10-Q/A our CEO also serves as our CFO.  Our management, under the supervision and with the participation of its CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Our management identified material weaknesses in the control environment described below, and based on that evaluation, because of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2018.  In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with GAAP.  Accordingly, the CEO and CFO believe that the financial statements included in this report fairly represent in all material respects (and in accordance with U.S GAAP) our financial condition, results of operations and cash flows for the periods presented.

As reported on our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, management identified the following material weaknesses in the Company's control environment:

•	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non-financial personnel and financial personnel on the assessment of disclosure control and procedures and has concluded that the control deficiency represents a material weakness.

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

             In addition to the foregoing, however, as described in Note 2 to the Condensed Consolidated Interim Financial Statements included in this Amended Form 10-Q/A, the Company has recently determined that the error in the classification of certain notes payable on the balance sheet of the Original Form 10-Q, and related error in valuing the conversion feature of such notes represent a material weakness in our internal control over financial reporting resulting in the conclusion by management and the Audit Committee that our Condensed Consolidated Interim Financial Statements for the three-month period ended September 30, 2018 required restatement.  The restated Condensed Consolidated Interim Financial Statements for the three-month period ended September 30, 2018 are included in this Amended Form 10-Q.

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

Control Environment – to remediate the control environment deficiencies, the leadership team, including the CEO and CFO, have undertaken to reaffirm and reemphasize the importance of internal controls, including general ethical climate and the control environment.  To address the recent departure of our former CFO, the Company is seeking to appoint a qualified individual to serve as our CFO.  In addition, we previously implemented the following remedial measures:

●

Hired additional non-executive personnel in the accounting department with sufficient U.S. GAAP and financial reporting experience to provide additional oversight of the accounting function and to participate in the preparation of our Company’s financial statements and SEC reports;

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

Management does not believe that these corrective measures have been operative for a sufficient period of time to warrant independent testing of their effectiveness and therefore, does not believe that all of the material weaknesses described above have been remediated.  The Company intends to fully test the remedial measures that it has implemented to determine whether the Company's internal control over financial reporting and system of disclosure controls and procedures are effective.  In addition, in light of the recent departure of our former Chief Financial Officer, we intend to appoint a new qualified individual to serve as our Chief Financial Officer in order to address the weakness in our control system resulting from the departure of our former Chief Financial Officer.

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

See Item 1 of Part I, "Financial Statements - Note 12 - Commitments and Contingencies.

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

The Company’s capital requirements have been and will continue to be significant. We are expending significant amounts of capital to develop, promote and market our services. Available cash and cash equivalents as of September 30, 2018 totaled approximately $570,000 and as of such date our working capital deficit was approximately $1,773,000. Available cash and cash equivalents as of the filing date of this Quarterly Report on Form 10-Q is approximately $457,000 and estimated monthly operational requirements are approximately $1,200,000. We used approximately $154,000 and $509,000 in cash from operations for the fiscal quarters ended September 30, 2018 and 2017, respectively. Further, as of the filing date of this Quarterly Report on Form 10-Q, there is outstanding an aggregate principal amount of $3,113,618 of notes, consisting of (i) an aggregate principal amount of $1,698,169 of senior secured convertible notes with a maturity date of March 20, 2020, and (ii) a maximum aggregate principal amount of $2.0 million of senior secured grid notes with an aggregate outstanding principal amount of $1,415,449 with a maturity date of June 30, 2020.  In addition, there is outstanding a secured note subordinated to the interests of the senior lenders with a remaining principal balance of $81,000 to the Company’s former CFO, which is currently due and payable. We continue to make payments each month on the subordinated note while discussing an extension. Although no guarantee can be given, management anticipates that it will be able to extend or otherwise modify the Company’s obligations under the notes for an additional period or periods. We expect the Company’s existing resources, revenues generated from operations, and proceeds received from other transactions we are considering (of which there can be no assurance) to satisfy working capital requirements for at least the next twelve months, although no assurances can be given that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy other obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties. Accordingly, we need to raise additional capital from other transactions, the Company’s current cash resources will only satisfy working capital needs for a limited period of time.

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

Dated:    January 25, 2019