Form 10-Q
period 2018-12-31
Aeon Global Health Corp.
filed 2019-02-14
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

As of January 21, 2019 there were 7,415,064 shares of common stock, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Aeon Global Health Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2018	2018
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$322,692	$723,352
Accounts receivable, net	2,492,285	2,507,304
Inventory, net	429,421	453,129
Prepaid expenses and other current assets	107,920	54,058
Total current assets	3,352,318	3,737,843

Property and equipment, net	1,173,510	1,421,097
Deferred tax asset	5,816,315	5,816,315
Total assets	$10,342,143	$10,975,255

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$1,608,265	$1,436,897
Accrued expenses	1,828,864	2,082,591
Accrued commissions	447,099	608,405
Accrued dividends	171,414	984,979
Accrued income taxes payable	515,667	515,667
Accrued interest on related party notes payable	199,294	155,257
Deferred rent	214,278	194,628
Related party notes payable - current	-	3,049,651
Derivative liabilities - warrants	223,311	1,323,625
Total current liabilities	5,208,192	10,351,700
Deferred rent	182,699	135,001
Related party notes payable - non-current	3,113,618	-
Derivative liabilities - notes payable	278,832	-
Total liabilities	8,783,341	10,486,701
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.10 par value; 5,000,000 shares authorized, Series D, 605,000 shares and Series E 25,000 shares issued and outstanding at December 31, 2018, and June 30, 2018, respectively	63,000	63,000
Common stock, $.001 par value; 190,000,000 shares authorized, 7,383,706 and 7,249,370 shares issued and outstanding on December 31, 2018 and June 30, 2018 , respectively	25,714	25,579
Additional paid-in capital	46,915,087	45,089,337
(Accumulated deficit) retained earnings	(45,444,999)	(44,689,362)
Total shareholders’ equity	1,558,802	488,554
Total liabilities and shareholders’ equity	$10,342,143	$10,975,255

The accompanying notes are an integral part of the condensed consolidated financial statements.

Aeon Global Health Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months		Six Months
	Ended December 31,		Ended December 31,

	2018	2017	2018	2017

Net revenues
Fees for services	$3,368,281	$5,278,042	$6,905,912	$8,388,424
Hosted software services	172,421	248,530	371,980	491,550
Telehealth products and services	4,550	4,650	8,550	9,300
Total net revenues	3,545,252	5,531,222	7,286,442	8,889,274
Operating expenses
Cost of revenues	1,204,111	888,541	2,660,761	2,017,117
Selling, general and administrative	2,519,607	3,042,772	4,696,584	6,153,936
Share based compensation	314,668	21,111	384,068	51,159
Depreciation and amortization	119,480	200,837	245,257	423,421
Total operating expenses	4,157,866	4,153,261	7,986,670	8,645,633
Operating income (loss)	(612,614)	1,377,961	(700,228)	243,641
Other (expense) income
Interest	(46,567)	(37,013)	(95,303)	(64,362)
Change in fair value of derivative liabilities	498,709	292,573	363,824	365,864
Other	(8,985)	(124,149)	(137,807)	(162,294)
	443,157	131,411	130,714	139,208
Income (loss) before provision for income taxes	(169,457)	1,509,372	(569,514)	382,849
Provision for income taxes	(5,543)	(4,493,239)	(14,709)	(4,493,239)
Net loss	$(175,000)	$(2,983,867)	$(584,223)	$(4,110,390)

Less: preferred dividends	$(85,699)	$(85,699)	(171,414)	(170,249)

Net loss available to common shareholders	$(260,699)	$(3,069,566)	$(755,637)	$(4,280,639)

Loss per share
Basic loss per common share	$(0.04)	$(0.42)	$(0.10)	$(0.59)
Diluted loss per common share	$(0.04)	$(0.42)	$(0.10)	$(0.59)

Weighted average number of common shares outstanding
Basic	7,383,706	7,249,370	7,375,449	7,249,370
Diluted	7,383,706	7,249,370	7,375,449	7,249,370

The accompanying notes are an integral part of the condensed consolidated financial statements.

Aeon Global Health Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months
	Ended December 31,
	(Unaudited)

	2018	2017
Cash Flow from operating activities

Net loss	$(584,223)	$(4,110,390)
Adjustments to reconcile net loss to net cash provided by operating activities
Impairment of deferred tax asset		4,490,581
Change in fair value of derivative liabilities	(363,824)	(365,864)
Depreciation and amortization	245,257	423,421
Share based compensation	384,068	51,159
Changes in assets and liabilities
Accounts receivable	15,019	(1,446,948)
Inventory	23,708	(49,819)
Prepaid expenses and other current assets	(53,862)	19,982
Accounts payable	173,698	(650,497)
Accrued expenses	(146,544)	325,285
Accrued commissions	(161,306)	427,797
Deferred rent	67,349	-
Net cash (used in) operating activities	(400,660)	(885,293)

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Net decrease in cash, cash equivalents, and restricted cash	(400,660)	(885,293)
Cash, cash equivalents, and restricted cash at beginning of year	723,352	1,242,458
Cash, cash equivalents, and restricted cash at end of period	$322,692	$357,165

Supplemental disclosure of cash paid for:
Interest paid	$-	$99,005
Income taxes paid	$16,168	$-

Non-cash investing and financing activities
Non-cash preferred dividends	$171,414	$137,249
Preferred dividends settled in common stock	$984,622	$-
Reclassification to APIC of convertible note extinguishment	$457,060

The accompanying notes are an integral part of the condensed consolidated financial statements.

Aeon Global Healthcare Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity

	Number		Number		Additional		Total
	of	Preferred	of	Common	Paid-in	Retained	Shareholders’
	Shares	Stock	Shares	Stock	Capital	Earnings	Equity

Balance, June 30, 2018	630,000	63,000	7,249,370	25,579	45,089,337	(44,689,362)	488,554
Share-based compensation expense					384,068		384,068
Preferred Common Stock Dividends			134,336	135	984,622	(171,414)	813,343
Related Party Debt Restructuring					457,060		457,060
Net income						(584,223)	(584,223)
Balance December 31, 2018	630,000	$63,000	7,383,706	$25,714	$46,915,087	$(45,444,999)	$1,558,802

The accompanying notes are an integral part of the condensed consolidated financial statements.

1.	Description of Business, Reverse Merger and Liquidity

Business

AEON Global Health Corp. (“Aeon Global” or the “Company”) primarily provides an array of clinical testing services to health care professionals through its wholly-owned subsidiary, Peachstate Health Management, LLC d/b/a AEON Clinical Laboratories (“AEON”). The Company also continues to provide its legacy secure web-based revenue cycle management applications and telehealth products and services that enable healthcare organizations to increase revenues, improve productivity, reduce costs, coordinate care for patients and enhance related administrative and clinical workflows and compliance with regulatory requirements. Web-based services are delivered as Software as a Service (SaaS) to customers interfacing seamlessly with billing, information and records management systems.

Going Concern

As of the filing date of this Quarterly Report on Form 10-Q, and after giving effect to the note exchange described in Note 6 of the Notes to Condensed Consolidated Financial Statements, there is outstanding an aggregate principal amount of $3,113,618 of notes, consisting of (i) an aggregate principal amount of $1,698,169 of senior secured convertible notes with a maturity date of March 20, 2020 and (ii) a maximum aggregate principal amount of $2.0 million of senior secured grid notes with an aggregate outstanding principal amount of $1,415,449 at December 31, 2018 with a maturity date of June 30, 2020. In addition, there is an outstanding secured note subordinated to the interests of the existing senior lenders with a remaining principal amount of $36,000, which is currently due and payable and included in "Accrued expenses" on the balance sheet. We expect existing resources, revenues generated from operations, and proceeds received from other transactions we are considering which would satisfy working capital requirements for at least the next twelve months; however, no assurances can be given that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy our other obligations. The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties. Accordingly, the Company needs to raise additional capital and is exploring potential transactions to improve our capital position. Unless we can increase revenues substantially or generate additional capital from other transactions, our current cash resources will only satisfy our working capital needs for a limited period of time.

The Company's capital requirements have been and will continue to be significant and it is expending significant amounts of capital to develop, promote and market its services. The Company’s available cash and cash equivalents as of December 31, 2018 totaled approximately $323,000 and the Company’s working capital deficit was approximately $1,856,000. Nevertheless, our available cash and cash equivalents as of the filing date of this Quarterly Report on Form 10-Q is approximately $259,000 and our estimated monthly cash requirement is approximately $1,200,000.

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

Management has concluded that due to the conditions described above, there is substantial doubt about the Company’s ability to continue as a going concern. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance and future cash receipts from revenue will provide sufficient capital to continue operations through the next twelve months. In addition to our efforts to improve our capital position through commercial operations and/or product partnering opportunities, we are considering capital raising alternatives, including credit lines from external financial sources. We cannot assure you that financing will be available on acceptable terms. If we are not successful in generating or raising additional capital, we will risk defaulting under the terms of our existing loans. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Furthermore, despite our optimism regarding the future of the Company, even if the Company is adequately funded, there is no guarantee that any of our services will perform as hoped or that such services can be successfully commercialized.

2.	Summary of Significant Accounting Policies

The Company’s condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States ("GAAP") and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending June 30, 2019 or any other interim period or any other future year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended June 30, 2018, included in the Company’s 2018 Annual Report on Form 10-K filed with the SEC.

The balance sheet as of June 30, 2018 has been derived from audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The most sensitive accounting estimates affecting the financial statements are revenue recognition, the allowance for doubtful accounts, depreciation of long-lived assets, income taxes and associated deferrals and valuation allowances, commitments and contingencies and measurement of derivative liabilities.

Accounts Receivable, Net

Accounts receivable represent customer obligations due under normal trade terms, net of allowance for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. The allowance for doubtful accounts was approximately $870,000 and $942,000 as of December 31, 2018 and June 30, 2018, respectively.

Fair Value Measurements

The Company follows Accounting Standards Codification (“ASC”) 820-10, "Fair Value Measurements and Disclosures," of the FASB to measure the fair value of its financial statements and disclosures about fair value of its financial instruments. ASC 820-10 establishes a framework for measuring fair value in accounting principles generally accepted under GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of fair value hierarchy defined by ASC 820-10 are described below:

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

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At December 31, 2018 and June 30, 2018, the Company had approximately $73,000 and $473,000 in excess of FDIC-insured limits. The Company has not experienced any losses in such accounts.

At December 31, 2018, one customer had an accounts receivable balance of approximately $1,116,000. This customer’s accounts receivable balance comprises 33% of gross accounts receivable at December 31, 2018.

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

 Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606). This accounting standard outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. This standard supersedes existing revenue recognition requirements and eliminates most industry specific guidance from GAAP. The core principal of this revenue recognition standard is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers. The Company has implemented this ASU using the modified retrospective method with immaterial impact. This ASU requires significantly enhanced disclosures as shown in Note 3 of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. In compliance with this ASU, the Company records uncollectible accounts receivable amount against revenue instead of bad debt expense. There were no material reductions in net revenue for the three months ended December 31, 2018.

  In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require recognition on the balance sheet for the rights and obligations created by leases with terms greater than twelve months.  The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted.  The Company plans to adopt this guidance at the beginning of its first quarter of fiscal 2020 and plans to utilize the transition option which does not require application of the guidance to comparative period in the year of adoption.  While the Company continues to evaluate this standard and the effect on related disclosure the primary effect of adoption will be recording right-of-use assets and corresponding lease obligations for current operations leases.  The adoption is expected to have a material impact on the company’s consolidated balance sheets, but not on the consolidated statements of income or cash flows.  Additionally, the Company is in the process of reviewing current accounting policies, changes to business processes, systems and controls to support adoption of the new standard, which includes implementing a new lease accounting system.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how certain cash receipts and payments are to be presented in the statement of cash flows. The Company adopted this ASU on July 1, 2018 with no impact on its cash flow presentation.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815); Part I. Accounting for Certain Financial Instruments with Down Round Features and Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception,” which states that when determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to the company’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The Company continues to evaluate the provisions of this ASU and plans to adopt this ASU effective July 1, 2019.

           In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815):  Targeted Improvements to Accounting for Hedging Activities.” This guidance is effective for fiscal years beginning after December 15, 2019.  The Company is evaluating the provisions of this ASU and plans to implement this guidance for the fiscal year beginning July 1, 2020.  This ASU focuses on the accounting and financial reporting considerations for derivative instruments and hedging activities, and reflects the targeted improvements issued by the FASB in August 2017.  It addresses the definition of a derivative and how to identify on its own or when embedded in another contract.  It also provides information on accounting for hedges of financial, nonfinancial, and foreign currency risks, and how to assess effectiveness.  Finally, it addresses the presentation and disclosure requirements and the transition provisions for the 2017 amendments.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement,” which adds disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company is evaluating the provisions of this ASU and plans to adopt this ASU effective July 1, 2020.

3.	Revenue Recognition

The Company commenced recognizing revenue in accordance with the provisions of ASC 606, “Revenue from Contracts with Customers” starting July 1, 2018 using the modified retrospective method. Net revenues in the Company’s AEON lab test business accounted for approximately 95% and 94% for the six months ended December 31, 2018 and 2017 and are primarily comprised of a high volume of relatively low-dollar transactions. The AEON business, which provides clinical testing services and other services, satisfies its performance obligation and recognizes revenues upon completion of the testing process or when services have been rendered. The Company estimates the amount of consideration it expects to be entitled to receive from customer groups, determined using the portfolio approach, in exchange for providing services. The portfolios determined using the portfolio approach consist of the following groups of customers: healthcare insurers, governmental payers, client payers and patients. In determining the amount to accrue for a delivered test, the Company considers factors such as payment history, payer coverage, whether there is a reimbursement contract between the payer and the Company, payment as a percentage of agreed upon rate (if applicable), amount paid per test and any current developments of changes that could impact reimbursement.  If reimbursement is delayed to customers such as client payers, the revenue is earned and recorded upon reimbursement in accordance with the client agreement.  These estimates require significant judgement by management. Revenues for hosted software services, telehealth products, and customer support services are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectability is reasonable assured. Contracts with customers in the AEON business do not contain significant financing components based on the typical period of time between performance of services and collection of consideration. Net revenues from telehealth business accounted for approximately 5% and 6% of the Company’s total net revenues for the six months ended December 31, 2018.

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

The approximate percentage of net revenue by type of customer was as follows:

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2018	2018

Healthcare Insurers	66.3%	61.2%
Government Payers	29.7%	25.4%
Client Payers	3.6%	13.1%
Patient	0.4%	0.3%
Telehealth	0.0%	0.0%
Net revenues	100.0%	100.0%

4.	Inventory

Inventory consists of the following:

	December 31,	June 30,
	2018	2018

Laboratory testing supplies	$429,421	$453,129
Total inventory	$429,421	$453,129

5.	Income Taxes

The Company's effective tax rate for the three months ended December 31, 2018 and 2017 was 2.6% and 179.5%, respectively and 2.0% and 326.4% for the six months ended December 31, 2018 and 2017. For the three and six months ended December 31, 2018, the Company calculated income tax expense based upon an annual effective tax rate forecast adjusted for discrete items that specifically relate to the interim period. Changes in tax laws or rates on deferred tax assets and liabilities are recognized as discrete items in the interim period that includes the enactment date. The differences between the effective tax rate and the U.S. federal statutory tax rate of 21% principally resulted from state and local taxes, graduated federal tax rate reductions, changes in the valuation allowance, non-deductible expenses, and discrete items for the interim period.

At December 31, 2018, the Company had a deferred tax asset of approximately $40,699,000. Management has considered the realizability of the deferred tax assets and has concluded that a valuation allowance of approximately $ 34,883,000 should be recorded, related to net operating loss carryforwards that are not anticipated to be realized for a net deferred tax asset of approximately $5,816,000.  Management determined that a valuation allowance was required with respect to the remaining net deferred tax assets. Realization of these assets is primarily dependent on achieving the forecast of future taxable income, as well as prudent and feasible tax planning strategies.

6.	Related Party Notes Payable

	December 31, 2018		June 30, 2018
		Interest rate	Note	Interest rate
	Principal	per annum	Payable	per annum
Secured
	$1,056,875	5% interest paid annually	$1,056,875	5% interest paid annually
	641,294	5% interest paid annually	641,294	5% interest paid annually
	1,415,449	7.5% interest paid annually	255,417	5% interest paid annually
			591,613	5% interest paid annually
			504,452	5% interest paid annually

Total	$3,113,618	Total	$3,049,651

The principal amount listed above is principal only and does not include accrued interest.

Fiscal 2018 Exchange Transaction

On March 27, 2018, the Company entered into an agreement with the holders of outstanding senior secured convertible notes (the “Senior Notes”) to amend certain terms of such notes as described below ("Note Amendment Transaction").  Contemporaneously with the Note Amendment Transaction, the Company entered into an agreement with its Chief Executive Officer ("CEO"), who held a separate promissory note in the aggregate principal amount of $500,000, to exchange such note for an additional new senior note (the “Additional Senior Note”) on terms substantially the same as the senior secured convertible notes in the Note Amendment Transaction (the “Note Exchange Transaction").

Note Amendment Transaction

In the Note Amendment Transaction, the holders (the "Senior Holders") of the outstanding principal amount of $2,545,199 of Senior Notes entered into a consent and amendment agreement with the Company (the "Consent Agreement"), pursuant to which the Senior Notes were amended to extend the maturity date for a period of twelve months, to March 20, 2019 and in consideration thereof, the conversion rate of the Senior Notes was reduced to $1.20 per share. As described below, in July 2018, the maturity date of the Senior Notes was further extended. Based on the adjusted conversion price, the principal amount of the Senior Notes was convertible into up to 2,120,999 shares of common stock.  The other material terms and conditions of the Senior Notes were not amended.  Certain holders of the Senior Notes are affiliated with the Company as follows: (1) an aggregate principal amount of $255,417 of Senior Notes are held by Hanif A. Roshan, the Chairman and CEO of the Company and (ii) an aggregate principal amount of $591,613 of Senior Notes are held by Optimum Ventures, LLC, a party affiliated by ownership with the former owners of Peachstate Health Management, LLC, our subsidiary.  Due to the adjustment of the conversion price of the Senior Notes, the exercise price of outstanding warrants to purchase an aggregate of 825,144 shares of common stock has been adjusted from $2.07 to $1.22 per share. Unpaid interest on the Senior Notes as of September 30, 2018 was approximately $202,000, which is not incorporated into the principal balance. Accrued interest on the Senior Note is due on March 20, 2019 or any earlier payment of the Senior Notes.

Note Exchange Transaction

In connection with the Note Amendment Transaction, on March 27, 2018, the Company entered into a note exchange agreement (the "Note Exchange Agreement") with its CEO, who also held a promissory note in the aggregate principal amount of $500,000, pursuant to which the Company agreed to issue to him, in consideration of the cancellation of such note, the Additional Senior Note in the aggregate principal amount of $504,452, which is equal to the sum of the aggregate principal amount of the original note plus the accrued but unpaid interest thereon.  The closing of the Note Exchange Transaction occurred on March 27, 2018.

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

In accordance with ASC 470-50, "Debt - Modifications and Extinguishments," the Company's note exchange agreement was tested to determine whether a debt modification or debt extinguishment had occurred. Based on management's review, debt extinguishment accounting applied.  As a result of the debt exchange, the Company recorded $247,539 of non-cash expense resulting from the conversion feature of the convertible debt.  The loss consisted of the resulting derivative liability from the embedded conversion options in the new notes.

Fiscal 2019 Note Restructuring Transaction

Note Restructuring Transaction

On July 19, 2018, the Company entered into the Settlement and Restructuring Agreement (the “Settlement Agreement”) with Peachstate Health Management, LLC (“AEON”), its wholly-owned subsidiary, and the former members of AEON included in the Agreement (the “Former Members”), including its CEO, Hanif A. Roshan. Pursuant to the Agreement, the parties agreed to, among other things, resolve certain disagreements among themselves relating to the interpretation of certain provisions of the Merger Agreement.

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

Pursuant to the July Exchange Agreement, the Company agreed to issue the Lenders senior secured grid notes in the aggregate principal amount for a maximum of $2.0 million (the “Grid Notes”) in consideration of the cancellation of their Original Notes. The Grid Notes are structured to provide the Company with a credit facility pursuant to which it can borrow, pay, and reborrow any portion of the maximum principal amount of credit available under these instruments. The Grid Notes are senior, secured obligations and are not convertible into any equity securities of the Company. The Grid Notes bear interest at the rate of 7.5% per annum with interest payable upon maturity or sooner in accordance with the prepayment mechanism of the Grid Notes. The maturity date of the Grid Notes is June 30, 2020.

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

The Grid Notes were issued in consideration of the exchange of (i) an aggregate principal amount of $759,869 of Original Notes held by Mr. Roshan and (ii) an aggregate principal amount of $591,613 of Original Notes held by Optimum Ventures, LLC. The maximum principal amount under the Grid Note issued to Mr. Roshan is $1,100,000 and the maximum principal amount under the Grid Note issued to Optimum is $900,000. Each Grid Note issued also reflects an outstanding principal amount equal to the sum of the aggregate principal amount of the Original Notes held by each Lender, plus the accrued but unpaid interest thereon. The aggregate principal amount of the Grid Notes outstanding as of the closing date of the Note Restructuring Transaction and December 31, 2018 was $1,415,449. The closing of the Note Restructuring Transaction occurred on July 19, 2018.

In accordance with ASC 470-50, "Debt - Modifications and Extinguishments," the Company's note exchange agreement was tested to determine whether a debt modification or debt extinguishment had occurred. Based on management's review, debt extinguishment accounting applied.  As a result of the debt exchange, the Company recorded zero of non-cash expense resulting from the conversion feature of the convertible debt. These notes were deemed to be a related party capital transaction and were included in additional paid-in capital at December 31, 2018.

In connection with the Note Restructuring Transaction, the Company entered into a consent and amendment agreement with the Convertible Notes Holders to obtain their consent to the issuance of the Grid Notes. In consideration thereof, the Company and Convertible Note Holders also agree to extend the maturity date of the Senior Convertible Notes for a period of one year to March 20, 2020 and to modify the redemption mechanism of such instruments by increasing the duration of the redemption notice period defined in the Senior Convertible Notes. In addition, the parties entered into an amendment to the Amended and Restated Security Agreement entered into as of March 20, 2017, as previously amended (the “Security Agreement”), to provide that the Grid Notes shall be secured by the collateral defined in such earlier Security Agreement.

7.	Equity

Preferred Stock

As of December 31, 2018, there were 25,000 shares of Series E Convertible Preferred Stock outstanding. The shares of Series E Preferred Stock are initially convertible into an aggregate of 187,500 shares of common stock at the initial conversion rate of $4.00 per share. The conversion price of the Series E Preferred Stock will be subject to adjustment solely in the event of stock dividends, combinations, splits, recapitalizations, and similar corporate events and does not provide for general price-based anti-dilution adjustments. Each share of Series E Preferred Stock has a stated value of $30.00 per share and has the following rights and preferences: (i) each holder of the Series E Preferred Stock has the right, at any time, to convert the shares of Series E Preferred Stock into shares of common stock, (ii) the Series E Preferred Stock is redeemable at the Company's option commencing one year after the original issuance date, provided that the Company's common stock is listed on a national securities exchange at such time, and (iii) the Series E Preferred Stock will pay dividends at the rate of 5% per annum in cash. The shares of Series E Preferred Stock were issued in a transaction with the holder of the Company's previously outstanding shares of Series B Preferred Stock to exchange the shares of Series B Preferred Stock for the shares of Series E Preferred Stock. Pursuant to the exchange agreement for the preferred stock, the holder of the shares of Series B Preferred Stock agreed to waive all unpaid dividends that had accrued on the shares of Series B Preferred Stock. At December 31, 2018, the Company had accrued dividends of approximately $18,904 on the Series E Preferred Stock which were subsequently paid.

As of December 31, 2018, there are 605,000 shares of Series D Convertible Preferred Stock outstanding. The Series D Preferred Stock can be converted by the holders into an aggregate of 619,154 shares of common stock at an initial conversion rate of $9.77139 per share. The holders of such shares have the right to convert the preferred shares at any time, although the shares received upon conversion may not be offered or sold except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The Company has the right to repurchase the outstanding Series D Preferred Stock at a redemption price equal to $10.00 per share, plus accrued and unpaid dividends, and to require holders to convert their Series D Preferred Stock beginning in June 2016. Dividends on the Series D Preferred Stock accrue at a rate of 5% per annum and are payable semi-annually in cash or stock at the Company's option. At December 31, 2018, the Company had accrued dividends in the amount of approximately $152,510 on the Series D Preferred Stock, which were subsequently paid.

On December 19, 2018, the Board of directors of the Company declared a dividend on its outstanding shares of Series D Convertible Preferred Stock in the aggregate amount of $152,494 and a dividend on the outstanding shares of its Series E Convertible Preferred Stock in the aggregate amount of $18,904. The dividends will be payable as of December 31, 2018. The Board determined to pay the dividends through the issuance of additional shares of Common Stock. The shares of Common Stock to the preferred stock holders will be issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1993, as amended. The Common Stock certificates will be issued in January 2019.

The Company's preferred stock takes precedence over common stock but ranks below debt in the event of liquidation. In addition, the Series D Convertible Preferred Stock ranks above the Series E Convertible Preferred Stock.

Earnings per Share

FASB ASC Topic 260, Earnings per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of ordinary shares outstanding during the period, while diluted earnings per share is calculated to include any dilutive effects to ordinary shares. For the three and six months ended December 31, 2018, our ordinary share equivalents consisted of stock options, restricted stock units, convertible debt, preferred stock and warrants.  At December 31, 2018, there were no potentially dilutive shares outstanding.

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2018	2017	2018	2017
Basic earnings (loss) per share
Net loss	$(175,000)	$(2,983,867)	$(584,223)	$(4,110,390)
Preferred stock dividends	(85,699)	(85,699)	(171,414)	(170,249)
Net (loss) available to common shareholders after preferred stock dividends	$(260,699)	$(3,069,566)	$(755,637)	$(4,280,639)
Weighted average shares used in the computation of basic earnings per share	7,383,706	7,249,370	7,375,449	7,249,370

Loss per share - basic	$(0.04)	$(0.42)	$(0.10)	$(0.59)

Dilutive earnings (loss) per share
Earnings (loss) available to common shareholders	$(260,699)	$(3,069,566)	$(755,637)	$(4,280,639)
Weighted average shares used in the computation of diluted earnings (loss) per share	7,383,706	7,249,370	7,375,449	7,249,370

Shares used in the computation of diluted earnings (loss) per share	7,383,706	7,249,370	7,375,449	7,249,370

Earnings (loss) per share - diluted	$(0.04)	$(0.42)	$(0.10)	$(0.59)

Common Stock Warrants

A schedule of common stock warrant activity for the six months ended December 31, 2018 is as follows:

Warrant Activity	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding June 30, 2018	3,458,826	$3.65	3.41	$-
Issued	-
Expired	(158,302)	$12.38	-	$-
Outstanding December 31, 2018	3,300,524	$3.23	3.14	$-
Exercisable, December 31, 2018	3,300,524	$3.23	3.14	$-

Due to the adjustment of the conversion price of the New Senior Notes, the exercise price of outstanding warrants to purchase an aggregate of 825,144 shares of common stock has been adjusted from $2.07 to $1.22 per share.

8.	Share-Based Compensation

Stock option activity under the Company's stock option plans for employees and non-executive directors for the six months ended December 31, 2018 is as follows:

Employees Information	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding June 30, 2018	265,346	$7.08	6.55
Granted	-	-	-
Expired/Forfeited	(54,167)	2.75	-
Outstanding December 31, 2018	211,179	8.20	5.54

Exercisable December 31, 2018	139,751	$11.81	3.96

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Non-Executive Director Information	Options	Price	Life (Years)	Value

Outstanding June 30, 2018	545,059	$3.08	7.75	$-
Granted	95,001	0.67	9.93	-
Expired/forfeited	-	-	-
Outstanding and exercisable December 31, 2018	640,060	$2.73	7.64	$-

On December 6, 2018, the Company issued 30,000 stock options to each of its non-executive directors pursuant to its revised non-executive director compensation policy.  5,001 options were issued on September 1, 2018 and 90,000 issued on December 6, 2018.

Share based compensation for the six months ended December 31, 2018 and 2017 was approximately $384,000 and $51,000 respectively.

Restricted stock unit grants on December 6, 2018 under the Company's restricted stock unit plans were granted to employees and non-executive directors for the six months ended December 31, 2018 is as follows.

RSU Activity	Number of RSUs	Weighted Average Grant Date Fair Value

Outstanding June 30, 2018	752,391	$1.31
Granted	257,143	0.60
Expired/Forfeited	(39,000)	(0.42)
Outstanding December 31, 2018	970,534	$1.13

On December 6, 2018, the Company issued 128,571 restricted stock units to Hanif A. Roshan. In addition, on such date the Company also issued an aggregate 128,572 restricted stock units to certain other non-executive employees of the Company. All the restricted stock units were granted in December 2018 under the Company’s 2011 Omnibus Equity Incentive Plan, as amended (the “2011 Plan). The Board determined that it was appropriate to grant the restricted stock units units in consideration of an agreement by Mr. Roshan and the other non-executive employees to accept such compensation in lieu of cash payment of base salary for the thirteen-week period ending September 30, 2018.

In October 2018, the Company’s board of directors adopted, subject to stockholder approval, certain amendments to its 2011 Omnibus Incentive Plan, as amended (the “2011 Plan”), to increase the number of authorized shares of common stock available for issuance under the 2011 Plan by 3,000,000 shares and to reflect the impact of the Tax Cuts and Jobs Act of 2017 on the performance-based compensation awards granted under the 2011 Plan. On December 6, 2018, this proposed amendments to the 2011 Plan were approved by stockholders at the Company’s annual meeting of stockholders.

9.	Earn-Out Stock Compensation Plan

Pursuant to the Amended and Restated Agreement and Plan of Merger dated January 26, 2016, as amended on May 31, 2016 and December 2016 (collectively, the “Merger Agreement”), AEON was merged into a newly formed acquisition subsidiary of Aeon Global (the “Aeon Acquisition”). The Merger Agreement originally included, among other things, certain earn-out consideration (the “Earn-out”) and the assumption of certain liabilities. The Earn-out required the achievement of certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels that were automatically adjusted upon the change of reimbursement rates adopted by the Centers for Medicare and Medicaid Services. Upon achievement of the EBITDA level for the three calendar years ending December 31, 2018 (“2018 Earn-out”), the Former Members would receive additional shares of the Company’s common stock so that the total number of shares of the Company’s common stock issued to the Former Members pursuant to the Merger Agreement would equal 85% of the issued and outstanding shares of the Company’s common stock on a post-issuance and fully-diluted basis (as defined in the Merger Agreement). In addition, the Merger agreement provided that upon achievement of the EBITDA level for the four calendar years ending December 31,2019 (“2019 Earn-out”), the Former Members would receive additional shares of the Company’s common stock so that the total number of shares of the Company’s common stock issued to them pursuant to the Merger Agreement would equal 90% of the issued and outstanding shares of the Company’s common stock on a post-issuance and fully-diluted (as defined in the Merger Agreement) basis. The Former Members were also granted certain registration rights pursuant to the Merger Agreement (the “Registration Rights”). Achievement of the maximum amount of Earn-out would have resulted in the issuance of over 70,000,000 shares of the Company’s common stock.

Subsequently, in connection with the Merger, the parties expressed differences of opinion on the interpretation of certain provisions of the Merger Agreement, the calculation of the number of shares of common stock issued pursuant to the initial tranches of the Earn-out under the Merger Agreement, and the assumption of income tax liabilities for undistributed income earned by AEON prior to the Merger. The Company has also incurred negative cash flow for the calendar years 2016 and 2017, necessitating the loan of approximately $760,000 by the Company’s CEO in addition to an amount of $591,613, including accrued interest, previously loaned by an entity owned by certain Former Members (collectively the “Loans”), which Loans have been extended on multiple occasions. The Loans were due and payable on March 20, 2019 and are convertible into common stock at $1.20 per share (currently 1,126,235 shares). In addition, the CEO and certain of the Former Members reduced their cash compensation as employees to zero and have accepted restricted stock units of the Company as sole compensation.

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

The Company also agreed that in consideration of the restructuring of the consideration due to the Former Members under the Merger Agreement, it shall issue an aggregate of 2,500,000 shares of the Company’s common stock to the Former Members. Such additional shares shall be issued to the Former Members pro ata based on their respective percentage ownership of AEON prior to the Merger and shall be deemed earned and issued on February 28, 2019.

As additional consideration to the Company under the Settlement Agreement, the Former Members agreed: (i) to relinquish all demand registration rights; (ii) that the arrangements set forth in the Settlement Agreement fully resolved any and all claims arising out of the Merger Agreement and the transactions contemplated thereby; and (iii) to a general release of claims as against the Company.

Based on the Company’s results of operations over the three-year period ended December 31, 2018, the Company does not anticipate that it will achieve the 2018 Target at either the full level (requiring EBITDA of $21,483,749) or the 75% level, as described above. Final determination of whether the 2018 Target is satisfied, however, is subject to the completion of the audited financial statements for the calendar year ended December 31, 2018. Subject to the completion of such an audit or otherwise pursuant to the operation of the “earn-out credit” as described, above, the Company does not anticipate issuing the earn-out shares attributable to the 2018 Target.

10.	Fair Value Measurements and Other Financial Instruments

The carrying amounts of the Company's financial assets and liabilities, such as cash, accounts receivable, inventory, prepaid expenses, and other current assets, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

In connection with the issuance of a convertible promissory note as discussed in Note 6, the Company evaluated the note agreement to determine if the agreement contained any embedded components that would qualify the agreement as a derivative. The Company identified certain put features embedded in the convertible note agreement that potentially could result in a settlement in the event of a fundamental transaction, requiring the Company to classify the conversion feature as a derivative liability. The restructuring of an aggregate principal amount of $1,351,482 of notes payable on July 19, 2018 resulted in the issuance of the Grid Notes described in Note 6 to these condensed consolidated financial statements. Such Grid Notes do not include a down-round feature. This elimination of the conversion feature lowered the value of the Company’s related party notes payable.  The remaining $1,698,169 of notes payable contain conversion features.

The Company's Level 3 financial liabilities consist of the derivative conversion features of underlying convertible debt and warrants issued in 2011 to 2015. The Company valued the conversion features using the Monte Carlo model.  This model incorporates transaction details such as the Company's stock price, contractual terms maturity, risk free rates and volatility as of the date of issuance and each balance sheet date. The decrease in the value of the conversion feature of the convertible debt and warrants issued was primarily due to the change in the stock price compared with prior years.

The Company utilized the following range of assumptions in valuing the derivative conversion features:

Exercise Price	$1.20	-	$1.22
Risk free interest rate	2.47%	-	2.56%
Expected volatility	142%	-	195%
Remaining Term (years)	1.22	-	4.57

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The fair value of the Company's financial instruments, using the fair value hierarchy under GAAP detailed in "Fair Value Measurements" in Note 2, "Summary of Significant Accounting Policies and Recently Issued Accounting Standards," of the Notes to the Condensed Consolidated Financial Statements are included in the tables below.

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

The following tables provide a summary of the changes in fair value, including net transfers in and/or out, of all financial assets / (liabilities) measured at the fair value on a recurring basis using significant unobservable inputs during the six months ended December 31, 2018.

	Fair value	Level 1	Level 2	Level 3
June 30, 2018 Derivative liabilities	$1,323,625	$-	$-	$1,323,625

December 31, 2018 Derivative liabilities	$502,143	$-	$-	$502,143

		Convertible
	Warrants	Notes	Total

Balance - June 30, 2018	$505,069	$818,556	$1,323,625

Change in fair value of derivative liabilities	(281,758)	(539,724)	(821,482)

Balance - December 31, 2018	$223,311	$278,832	$502,143

Derivative Instruments

For the three and six months ended December 31, 2018 the Company recorded non-cash income of approximately $499,000 and $364,000, compared to income for the three and six months ended December 31, 2017 of $292,000 and $366,000 in other income (expense) for the changes in fair value of derivative liabilities.

11.	Commitments and Contingencies

In the case captioned Medlogic, LLC and Malena F. Badon v. Peachstate Health management, LLC., et al., filed in the 15th Judicial District Court, Lafayette Parish, State of Louisiana, Docket No.: 2015-0151 I, the Company was the defendant in a case in which Plaintiffs, as independent contractors, alleged they were owed commissions purportedly earned while marketing the Company’s products and services. The Company contended the contractors were overpaid and asserted a counterclaim for reimbursement of such overpayments. This case was dismissed on November 10, 2018, in accordance with procedural requirements under Louisiana law.

Prior to the completion of the merger, AT&T provided various communication services and equipment to the Company, including facsimile lines. AT&T has claimed that the Company owes approximately $500,000 to it for such services. The Company is prepared to negotiate with AT&T to seek a compromise of such amount. To the Company’s knowledge, no proceedings have been commenced regarding this matter, and the Company has accrued the liability based on management's best estimate of the potential liability.

Regarding the termination of the Company’s relationship with certain executives, including the former CEO of Authentidate Holding Corp., O’Connell Benjamin, the Company has been reviewing its severance obligations and the vesting of post-termination provisions. The Company believes it has accrued all related severance costs as of December 31, 2018 related to past terminations. The former CEO commenced an arbitration proceeding before the American Arbitration Association (“AAA”) on or about June 22, 2016 requesting severance compensation of $341,620 and other benefits, including the vesting of certain stock option awards, pursuant to an employment agreement. The parties opted to pursue mediation in their attempt to resolve the matter, and a mediation session was held on October 30, 2017, but no resolution was reached. The Company believes it has valid defenses to Mr. Benjamin’s claims and intends to defend this matter accordingly as the arbitration process ensues.

On March 3, 2017, the Company received notice from the Office for Civil Rights (“OCR”) of the U.S. Department of Health and Human Services (“DHHS”) informing the Company that the OCR was conducting a review of the Company’s compliance with applicable Federal Standards for Privacy of Individually Identifiable Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), and its privacy, security and data breach rules (“HIPAA Rules”). The OCR’s compliance review covers both the Company’s telehealth business and its clinical laboratory operations. The OCR reviewed the Company’s premises and conducted interviews on May 23, 2017, and the Company continues to work on a resolution with the OCR. The OCR may, among other things, require a correct action, issue penalties, or reach a monetary settlement. The Company does not expect a material adverse determination on consolidated financial position, results of operations, and cash flows.

The Company is the plaintiff in a case captioned Peachstate Health Managment, LLC d/b/a Aeon clinical Laboratories v. Trimana LLC d/b/a Via Medical Center filed on April 29, 2016, in the State Court of Hall County, State of Georgia, Case No.: 2016-SV-246D. Judgement in the amount of $104,652 was awarded by the court on March 12, 2018. The Company continues to pursue its collection efforts against the defendant.

The Company is the defendant in an action captioned Cogmedix, Inc. v. Authentidate Holding Corp. in the Superior Court of Worcester County, Commonwealth of Massachusetts, Case No.: 1685CV013188. Suit was filed on September 6, 2016, based upon a purchase order dated December 6, 2013, alleging the principal amount of $227,061, and accumulating interest and attorney fees. On February 15, 2018, judgement in the amount of $320,638 was awarded. Thereafter, the parties entered into a Forbearance Agreement on October 17, 2018, wherein Plaintiff agreed to accept the compromised sum of $149,996 by Company making three (3) monthly payments of $25,000 from October 18, 2018 through December 2018, followed by five (5) monthly payments of $12,500 from January 18, 2019 through May 18, 2019, and a final payment of $14,996 on June 18, 2019. All required payments to date have since been tendered, and the Company expects the remaining payments to likewise be made timely.

The Company, its CEO, and certain yet identified persons are defendants in a case captioned Carlotta Miraflor v. Peachstate Health Management, LLC d/b/a Aeon Global Health, et al., filed on October 4, 2017 in the United States District Court for the Central District of California, Case No.: 5:17-CV-02046-DSF-SP. Service of the Summons and Compliant was made on January 3, 2018 and an Answer denying liability was timely filed with the Court Clerk. The plaintiff is a principal of a corporate independent contractor which planned to provide marketing services to the Company pursuant to a services agreement. The lawsuit was preceded by a Dismissal and Notice of Rights by the U.S. Equal Employment Opportunity Commission (“EEOC”) in July 2017, on the basis that the Plaintiff was determined to be a principal of a corporate independent contractor. Notwithstanding this ruling the Plaintiff initiated suit alleging wrongful termination, retaliation, harassment, and other claims. The lawsuit seeks monetary damages for Plaintiff’s alleged loss of earnings, emotional distress, punitive damages, attorney’s fees, and costs. The parties are presently conducting pre-trial discovery in this matter and anticipate commencing mediation in April 2019. The Company believes it has strong defenses to Plaintiff’s allegations and intends to vigorously defend the claim. Management is unable to determine at this time whether this claim will have a material impact on the Company’s financial condition, results of operations, or cash flow.

On September 15, 2015, the Company executed an amendment to the lease for its replacement offices in New Jersey. The term of the lease was for six (6) years with annual rentals ranging from approximately $135,000 in the first year to $148,000 in its final year. The lease provided the Company with opportunities for its early termination by the tender of a pre-negotiated amount on the 18th, 27th, and 36th month anniversary dates of the amendment. As part of the lease terms, the Company provided a letter of credit in the approximate amount of $121,000 as security for its lease payments. In July 2017, the Company vacated the premises, and the landlord took possession of both the premises and the aforementioned letter of credit in the first quarter of fiscal year 2018. The Company is evaluating its possible lease obligations and considering its alternatives, and, although not guaranteed, expects to be successful.

The Company is also subject to claims and litigation arising in the ordinary course of business. Our management considers that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

The Company has entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2018, we are not aware of any obligations under such indemnification agreements that would require material payments.

12.	Related Party Transactions

Except as disclosed herein, the Company has not entered into any material transactions or series of similar transactions with any director, executive officer or any security holder owning 5% or more of common stock since July 1, 2017.

AEON leases its facilities from Centennial Properties of Georgia, LLC under a lease agreement commencing April 2014, as amended January 20, 2016. The lease provides for a term of 12 years expiring March 2026. The lease payments range from $46,500 to a maximum of $60,000. In connection with the lease agreement, as security for its rent and other obligations under the lease, AEON has provided to the landlord a first priority lien and security interest in substantially all its assets. The landlord under the lease is Centennial Properties of Georgia, LLC a Georgia limited liability company. Centennial is owned by Hanif A. Roshan, Shawn Desai, Pyarali Roy and Sohail Ali, all of whom were AEON members and received common stock in the Company as a result of the AEON Acquisition. Mr. Roshan serves as the Chairman and CEO of the Company. Mr. Desai is the Chief Technology Officer of AEON. Mr. Roy is the Chief Strategy Officer of AEON. Related party rent expense for the three and six months ending December 2018 and 2017 was approximately $149,000 and $297,000, and $144,000 and $288,000, respectively.

The Company holds certain related party notes payable to certain shareholders, its CEO and affiliates of board members of the Company, as detailed in Note 6. Interest expense relating to these notes amounted to approximately $47,000 and $90,000, and $32,000 and $64,000 for the three and six months ended December 31, 2018 and 2017, respectively. The Company restructured the Senior Notes held by Mr. Roshan and Optimum Ventures and exchanged the Senior Notes held by them for senior secured Grid Notes.  As described in greater detail in Note 6, the maturity date of the 5% convertible notes held by the other holders of outstanding senior convertible notes was extended one year from March 20, 2019 to March 20, 2020.

The Company renewed a lease agreement with Hanif A. Roshan (the "landlord") for a residential premise at 5455 Golf View Drive, Braselton, Georgia 30517 for a term of one year beginning on January 1, 2018 and ending on December 31, 2018 for a fixed rent in monthly installments of $7,500 due and payable by the first day of each month. The lease automatically renews annually with a 3% increase in rent for each renewal. The tenant is responsible for utilities and insurance with the landlord responsible for maintenance and taxes on the premises. Rent expense was $22,500 and $45,000, and $22,500 and $45,000 for the three and six months ended December 31, 2018 and 2017.

Certain of the Company's affiliates, including members of its senior management and board, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest.  These include certain with which the Company does business.  The Company does business with Kemah Palms, an entity that is majority owned by the Company's Chairman and CEO, Hanif A. Roshan.  AEON generated approximately $35,000 in fiscal 2019 year-to-date and $10,000 in revenue from Kemah Palms in fiscal 2018.

On September 18, 2018, the Company and its wholly-owned subsidiary, Peachstate Health Management LLC, entered into a shared services agreement with Centennial Properties, LLC, an entity affiliated with the Company’s CEO and which is the owner of the premises in which the Company conducts its operations. Pursuant to this agreement, in consideration of various services and accommodations provided by Centennial Properties, the Company and Peachstate Health Management agreed to provide, or cause to be provided, certain operational and administrative support services to Centennial Properties and certain other related entities. Under this agreement, in no event shall any employee of the Company or Peachstate Health Management be required to devote more than 10% of such employee’s business time per week to the provision of services to Centennial Properties. The shared services agreement has a term of three years.

An entity affiliated with the Company’s CEO extended a personal loan of $500,000 to an entity affiliated with a distributor and business consultant to the Company. The borrower has agreed to repay the loan by assigning a percentage of the net proceeds received by the affiliated distributor as commissions under its distribution agreement.

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

Selected financial information related to the Company's segments is presented below:

	Authentidate	AEON	Total

Three Months ended December 31, 2018
Net revenues	$176,971	$3,368,281	$3,545,252
Cost of revenues	59,315	1,144,796	1,204,111
Operating expenses	547,448	3,610,418	4,157,866
Operating loss	(370,476)	(242,138)	(612,614)

Six Months ended December 31, 2018
Net revenues	$380,530	$6,905,912	$7,286,442
Cost of revenues	99,198	2,561,563	2,660,761
Operating expenses	737,289	7,249,381	7,986,670
Operating loss	(356,758)	(343,470)	(700,228)

Three months ended December 31, 2017
Net revenues	$253,180	$5,278,042	$5,531,222
Cost of revenues	64,978	823,564	888,542
Operating expenses	335,067	3,818,194	4,153,261
Operating income (loss)	(81,887)	1,459,848	1,377,961

Six months ended December 31, 2017
Net revenues	$500,850	$8,388,424	$8,889,274
Cost of revenues	120,106	1,897,012	2,017,118
Operating expenses	1,208,452	7,437,181	8,645,633
Operating income (loss)	(707,602)	951,243	243,641

December 31, 2018
Total assets	$5,855,078	4,487,065	$10,342,143

June 30, 2018
Total Assets	$7,532,512	$3,442,743	$10,975,255

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The AEON Acquisition

On January 27, 2016, Peachstate Health Management LLC, d/b/a AEON Clinical Laboratories (“AEON”) was merged into a newly formed acquisition subsidiary of Aeon Global Health Corp., formerly, Authentidate Holding Corp. (“Aeon Global" or the “Company”) (the “Aeon Acquisition”) pursuant to a definitive Amended and Restated Agreement and Plan of Merger dated January 26, 2016, as amended on May 31, 2016 and December 15, 2016 (collectively the “Merger Agreement”). The merger certificate was filed with the Secretary of State of Georgia on January 27, 2016, and AEON survived the merger as a wholly-owned subsidiary of Aeon Global. The closing of the AEON Acquisition occurred on January 27, 2016 and the Company filed a Current Report on Form 8-K on February 1, 2016 regarding the AEON Acquisition in accordance with the SEC regulations. In accordance with the Merger Agreement, the members of AEON prior to the effective time of the AEON Acquisition became holders of shares of the Company’s common stock, issuable in tranches as described in below. The acquisition of AEON requires that the Company pay certain Earn-out Payments (as defined and described below) to the former members of AEON upon achievement of certain financial milestones. The Earn-out Payments must be paid in shares of the Company’s common stock. While the Earn-out Payments were initially set forth in the Merger Agreement, in July 2018, the Company, AEON and the former members of AEON (the “Former Members”), entered into a Settlement and Restructuring Agreement (the “Settlement Agreement”), which among other things, resolved certain disagreements among themselves relating to the interpretation of certain provisions of the Merger Agreement, including a number of elements of the Earn-out Payments. With respect to the determination of the Earn-out payments, pursuant to the terms of the Merger Agreement and the relevant provisions of the Settlement Agreement, the following terms apply:

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

Based on the Company’s results of operations over the three-year period ended December 31, 2018, the Company does not anticipate that it will achieve the 2018 Target at either the full level (requiring EBITDA of $21,483,749) or the 75% level, as described in paragraph (d) above. Final determination of whether the 2018 Target is satisfied, however, is subject to the completion of the audited financial statements for the calendar year ended December 31, 2018. Subject to the completion of such an audit or otherwise pursuant to the operation of the “earn-out credit” as described in paragraph (f), above, we do not anticipate issuing the earn-out shares attributable to the 2018 Target.

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

AEON’s services are paid through a mix of reimbursement from Medicare, Medicaid and private health insurance along with a direct pay clientele. Currently, the top 50 payors represent over 90% of AEON’s billings with over 61% of these billings representing in-network insurance charges versus an industry average of 43%. For the six months ended December 31, 2018, one customer accounted for approximately 8% of AEON’s revenue, respectively.

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

Overview of Web-Based Software Business

The Company, through its legacy web-based software business, provides secure web-based revenue cycle management applications and telehealth products and services that enable health care organizations to (i) increase revenues, (ii) improve productivity, (iii) reduce costs, (iv) organize care for patients, and (v) enhance related administrative and clinical workflows and compliance with regulatory requirements. These web-based services are delivered as Software as a Service (SaaS) to its customers interfacing seamlessly with billing and document management systems. These solutions incorporate multiple features and security technologies such as business rules-based electronic forms, intelligent routing, transaction management, electronic signatures, identity credentialing, content authentication, automated audit trails and remote patient management capabilities. Both web and fax-based communications are integrated into automated, secure and trusted workflow solutions.

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

Consistent with the last few years, we experienced additional reimbursement pressure for the AEON business during fiscal 2018 and through the first two quarters of fiscal 2019. We expect this trend to continue for remainder of fiscal 2019. Health care market participants, including governments, are focusing on controlling costs by (i) changing reimbursement for health care services (including but not limited to a shift from fee for service to capitation), (ii) changing medical coverage policies (e.g., health care benefits design), (iii) pre-authorization of laboratory testing, (iv) requiring co-pays, (v) introductory laboratory spend management utilities, and payment, and (vi) patient care innovations. As health plans and government programs require greater levels of patient cost-sharing, patient collections could be negatively impacted and adversely impact bad debt expense and potentially causing a shift to capitation arrangements where we agree to a predetermined monthly reimbursement rate for each member enrolled in a restricted plan, regardless of volume of our cost of services.

Fees for the laboratory services we provide are reimbursed by Medicare, Medicaid and commercial payers and are established in the clinical laboratory fee schedule (“CLFS”). Historically, these fee schedules are subject to annual adjustments. During the quarter ended December 31, 2018 and 2017, approximately 30% and 45%, respectively, of the Company’s laboratory testing revenue was reimbursed from Medicare under the CLFS with the balance of the Company’s revenue derived from commercial insurance providers and Medicaid. For the quarter ended December 31, 2018 and 2017, respectively, approximately 90% and 85% of the Company’s revenues from laboratory testing services were derived from the provision of toxicology testing services.

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

Beginning in calendar year 2016, commercial and governmental payors focused on reducing payments to clinical laboratories by imposing more stringent payment guidelines in their adjudication processes. Additionally, effective January 2016, the Centers for Medicare and Medicaid Services (“CMS”) significantly reduced the unit reimbursement rate for many of the tests typically performed by the Company, along with the number of tests that CMS would reimburse. Because Medicare and Medicaid accounts for close to 30% of our annual revenue, this reduction in reimbursement rates had a substantial negative impact on 2016 revenue. During calendar year 2017, CMS reimbursement rates for the test we performed increased by an average of 18% to $253.87 and decreased 2.7% to $246.92 for calendar year 2018.

We experienced an overall 18% decrease in revenues for the six months ended December 31, 2018, as compared to the to the six months ended December 31, 2017, which was largely due to delays in receiving reimbursements from payors and reduced sample volumes.  The reimbursement delays resulted in a significant increase in the Company's accounts receivable.  We recognize revenue for select customers when reimbursement is received in accordance with the client agreements.  Accordingly the reduction in reimbursements for these customers caused a decrease in the Company's current year revenue.

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

Critical Accounting Policies

The Company's Critical Accounting Policies are listed in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information of certain accounting standards that have been adopted during fiscal 2018 and the first and second quarters of 2019 and certain accounting standards that we have not yet been required to implement but may be applicable to our future operations.

Results of Operations

Three and six months ended December 31, 2018 compared to three and six months ended December 31, 2017

Revenues were $3,545,252 for the three months ended December 31, 2018 compared to $5,531,222 for the three months ended December 31, 2017. Revenues were $7,286,442 for the six months ended December 31, 2018 compared to $8,889,274 for the six months ended December 31, 2017.  For the three and six months ended December 31, 2018, the decreases in revenue were primarily due to delays in receiving reimbursements from payors and reduced sample volumes.  The reimbursement delays resulted in a significant increase in the Company's accounts receivable.  We recognize revenue for select customers when reimbursement is received in accordance with the client agreements. Accordingly, the reduction in reimbursements for these customers caused a decrease in the Company's current year revenue.

            Cost of revenues were $1,204,111 (34% of total revenues) for the three months ended December 31, 2018 versus $888,541 (16% of total net revenues) for the three months ended December 31, 2017. Cost of revenues were $2,660,761 (37% of total revenues) for the six months ended December 31, 2018 versus $2,017,117 (23% of total revenues) for the six months ended December 31, 2017.  The increase in cost of sales over the previous year is attributable to greater maintenance costs for laboratory equipment during the quarter and higher laboratory payroll costs resulting from additional laboratory personnel in anticipation of increased sample volume of production.  Additionally, as fixed overhead costs remain unchanged regardless of the reduction in laboratory testing volume, our gross margin is lower due to decreased revenues during the three and six months ended December 31, 2018.

              Gross margin as a percent of revenue was 66% and 84% for the three months ended December 31, 2018 and 2017, respectively.  Gross margin as a percent of revenue was 63% and 77% for the six months ended December 31, 2018 and 2017, respectively.  Gross margin percentages decreased for both the three and six months ended December 31, 2018.  Gross margin percentages decreased for both the three and six months ended December 31, 2018 due to the increase in cost of sales related to operating and personnel costs for our laboratory business, along with decreased revenue for such periods,

           Selling, general and administrative (SG&A) expenses were $2,519,607 (71% of total net revenues) for the three months ended December 31, 2018 compared to $3,042,771 (55% of total net revenues) for the three months ended December 31, 2017. Selling, general and administrative (SG&A) expenses were $4,696,584 (64% of total net revenues) for the six months ended December 31, 2018 compared to $6,153,936 (69% of total net revenues) for the six months ended December 31, 2017.  The decrease in SG&A expenses in both the three and six month periods ended December 31, 2018 was primarily due to a reduction in management payroll, commissions and collector expenses.  The commissions and collector expenses correspond to the lower revenue generated in such periods.  For the three month ended December 31, 2018, our SG&A expenses constituted a larger percentage of revenue since fixed costs remained the same.

Share based compensation expense was $314,668 for the three months ended December 31, 2018 versus $21,111 for the three months ended December 31, 2017. Share based compensation was $384,068 for the six months ended December 31, 2018 versus $51,159 for the six months ended December 31, 2017.The increase in share based compensation for both the three and six months ended December 31, 2018 was primarily due to our grants of restricted stock units to our CEO and other non-executive employees in consideration of their agreement to accept such restricted stock units instead of cash for their gross wages.

Depreciation and amortization expense was $119,480 and $200,837 for the three months ended December 31, 2018 and 2017, respectively. Depreciation and amortization expense was $245,527 and $423,421 for the six months ended December 31, 2017.  The decrease in depreciation expense for both the three and six months ended December 31, 18 was due to a larger number of fixed assets becoming fully depreciated resulting in decreased expense.

Other income (expense) was $443,157 and $131,411 for the three months ended December 31, 2018 and 2017, respectively. Other income (expense) was $130,714 and 139,208 for the six months ended December 31, 2018 and 2017, respectively.  The increase in other income for the three months ended December 31, 2018 was primarily due to an extension of twelve additional months on more than half of our related party notes payable.  The embedded derivative liability on the convertible notes decreased by approximately $499,000, which increased other income by the same amount.    The decrease in other income of approximately $8,000 for the six months ended December 31, 2018 was primarily due to higher interest expense, which was caused primarily by an increase in the interest rate on the grid notes to 7.5%.

(Expense) benefit for income taxes was $(5,543) and $(4,493,239) for the three ended December 31, 2018 and 2017, respectively. (Expense) benefit for income taxes was $(14,709) and $(4,493,239) for the six months ended December 31, 2018 and 2017, respectively.  Income tax expense decreased approximately $4,488,000 and $4,479,000 in the current quarter and year-to-date compared to the prior year.  The reason for the decrease was due to a deferred tax asset write-down of $4,491,000 in December 2017 due to the reduction of the corporate tax rate of 21% from 35% in the new Tax Cuts and Jobs Act enacted in December 2017.

Net income (loss) available to common shareholders for the three months ended December 31, 2018 was $(260,699) or $(0.04) per basic and diluted share as compared to a net loss available to common shareholders of $(3,069,566) or ($0.42) per basic and diluted common share in the prior year. Net income (loss) available to common shareholders for the six months ended December 31, 2018 was $(755,637) or $(0.10) per basic and diluted share as compared to a net loss available to common shareholders of $(4,280,639) or ($0.59) per basic and diluted common share in the prior year.

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

Cash Flows

At December 31, 2018, unrestricted cash and cash equivalents amounted to approximately $323,000 and total assets at that date were approximately $10,342,000 compared to cash and cash equivalents at December 31, 2017 of approximately $357,000 and total assets of approximately $12,409,000. As of December 31, 2018, the Company had a working capital deficit of approximately $1,856,000.  Our current estimated monthly cash requirement is approximately $1,200,000. Currently, our available cash and cash equivalents as of the filing date of this Quarterly Report on Form 10-Q is approximately $259,000. Net cash used by operating activities for the six months ended December 31, 2018 was approximately $401,000.

Going Concern

As of the filing date of this Quarterly Report on Form 10-Q, and after giving effect to the recent note exchange transaction described in greater detail in Note 6 of the Notes to Condensed Consolidated Financial Statements, there is outstanding an aggregate principal amount of $3,113,618 of notes, consisting of (i) an aggregate principal amount of $1,698,169 of senior secured convertible notes with a maturity date of March 20, 2020, (ii) a maximum aggregate principal amount of $2.0 million of senior secured grid notes with an aggregate outstanding principal amount of $1,415,449 with a maturity date of June 30, 2020, and (iii) a secured note subordinated to the interests of the existing lenders in the current principal amount of $36,000 with a maturity date of June 15, 2018. We continue to make principal payments each month on this subordinated note while negotiating an extension. We expect existing resources, revenues generated from operations, and proceeds received from other transactions we are considering (of which there can be no assurance) to satisfy working capital requirements for at least the next twelve months, however, no assurances can be given, that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy our other obligations. The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. Accordingly, the Company needs to raise additional capital and is exploring potential transactions to improve its capital position. Unless we increase revenues substantially or generate additional capital from other transactions, current cash resources will only satisfy working capital needs for a limited period of time.

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

Contractual Commitments

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Leases
Operating	$5,224,000	$751,000	$1,538,000	$1,342,000	$1,593,000
Capital	4,026	4,026	-	-	-
Total lease obligations	5,228,026	755,026	1,538,000	1,342,000	1,593,000
Total debt obligations	3,348,912	36,000	3,312,912	-	-
Total obligations	$8,576,938	$791,026	$4,850,912	$1,342,000	$1,593,000

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

The landlord under the lease is Centennial Properties of Georgia, LLC, a Georgia limited liability company. Centennial is owned by Hanif A. Roshan, Shawn Desai, Pyarali Roy and Sohail Ali, all of whom are former members, or their spouses were former members of AEON and have received and may in the future receive common stock because from the Merger.

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

In connection with the private placement of Series D Preferred Stock in June 2013, we issued 665,000 shares of Series D 5% Convertible Preferred Stock.  Presently, there are 605,000 shares of Series D Preferred Stock outstanding.  The shares of Series D Preferred Stock are convertible into 619,154 shares of common stock at the conversion rate of $9.77139 per share. Each share of Series D Preferred Stock has a stated value of $10.00 per share.  The Company has the right to repurchase these shares at the stated value per share, plus accrued and unpaid dividends and to require the holders to convert such securities into common stock starting in June 2016.  Each holder of Series D Preferred Stock has the right to require the holders to convert such securities into common stock at any time commencing on the six-month anniversary date of the issue date.  The Series D Preferred Stock pays dividends at the rate of 5% per annum, payable in cash or shares of common stock, at the rate of 5% per annum, payable in cash or shares of common stock, at the Company's option, subject to certain limitations.  At December 31, 2018, the Company had accrued dividends on the shares of Series D Preferred Stock in the amount of approximately $152,510, which were satisfied through the issuance of 15,605 shares common stock in January 2019, in accordance with the terms and conditions of the Certificate of Designations, Preferences and Rights and Number of Shares of Series D Convertible Preferred Stock.

Further, there are 25,000 shares of Series E Preferred Stock outstanding which also accrue dividends at the annual rate of 5% of the issue price payable on a semi-annual basis.  The shares of Series E Preferred Stock were issued in March 2017 in exchange for the surrender of the previously outstanding shares of Series B Preferred Stock.  At December 31, 2018, the Company has accrued dividends in the amount of approximately $18,904 on the shares of Series E Preferred Stock, which were satisfied through the issuance of 15,753 shares of common stock in January 2019.

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

Contemporaneously with the Note Amendment Transaction, the Company entered into a note exchange agreement (the “Note Exchange Agreement”) with its CEO, who held a separate promissory note in the aggregate principal amount of $500,000, to exchange such note for a new senior note on terms substantially the same as the Senior Notes (the “2018 Note Exchange Transaction”). Pursuant to the Note Exchange Agreement, the Company issued its CEO, in consideration of the calculation of the then-existing note, a new senior secured note (the “Additional Senior Note”) in the aggregate principal amount of $504,452, which is equal to the sum of the aggregate principal amount of the prior note, plus the accrued but unpaid interest thereon. The closing of the 2018 Note Exchange Transaction occurred on March 27, 2018. The Additional Senior Note is the same, in all material respects, as the Senior Notes described above in the Note Amendment Transaction and is convertible into shares of the Company’s Common Stock at an initial conversion price of $1.20. Based on the initial conversion price, this note is convertible into up to 420,376 shares of common stock. Further the conversion price of the Additional Senior Note may be adjusted upon the occurrence of the same events which would result in an adjustment of the conversion price of the Senior Notes, as described above, including the issuance of securities at a price per share less than the current conversion price. Similarly, the maturity date, interest rate, events of default, redemption and other terms of such Additional Senior Note are the same as for the Senior Notes. The Additional Senior Note is on parity with the Senior Notes and, subject to certain exceptions, is senior to other existing and future indebtedness of the Company and, together with the Senior Notes, is secured by a first priority lien on all of the Company’s assets to the extent and as provided in the Security Agreement, as amended.

July 2018

Pursuant to the Settlement Agreement, Hanif A. Roshan and Optimum Ventures, LLC (the “Lenders”) agreed to restructure the loans that they previously made to the Company, as evidenced by the Senior Notes held by them and to exchange their existing notes for a new senior credit instrument pursuant to which they will provide up to $2.0 million of credit to the Company. The Company entered into a note exchange agreement dated July 19, 2018 (the “July Exchange Agreement”) with the Lenders, who collectively held senior secured convertible notes in the aggregate principal amount of $1,351,482. Pursuant to the July Exchange Agreement, the Company issued the Lenders new senior secured Grid Notes in the maximum aggregate principal amount of $2.0 million in consideration of the cancellation of their original Senior Notes. The Grid Notes are structured to provide the Company with a credit facility pursuant to which it can borrow, pay, and re-borrow any portion of the maximum principal amount of credit available under these instruments. The Grid Notes are senior, secured obligations and are not convertible into any equity securities of the Company. The Grid Notes bear interest at the rate of 7.5% per annum with interest payable upon maturity or sooner in accordance with the prepayment mechanism of the Grid Notes. The maturity date of the Grid Notes is June 30, 2020.

The Grid Notes were issued in consideration of the exchange of (i) an aggregate principal amount of $759,869 of Senior Notes held by Hanif A. Roshan and (ii) an aggregate principal amount of $591,613 of Senior Notes held by Optimum Ventures, LLC. Upon the closing, a Grid Note was issued to each of the Lenders in a maximum principal amount based on the relative percentage s of the original notes that were held by them. The maximum principal amount under the Grid Note issued to Hanif A. Roshan is $1,100,000 and the maximum principal amount under the Grid Note issued to Optimum is $900,000. Each Grid Note issued also reflects an outstanding principal amount equal to the sum of the aggregate principal amount of the Senior Notes held by each Lender, plus the accrued but unpaid interest thereon. The aggregate principal amount of the Grid Notes outstanding as of the closing date of the Note Restructuring Transaction, and at December 31, 2018 was $1,415,449. The closing of this transaction occurred on July 19, 2018. The Grid Notes are on parity with an outstanding principal amount of $1,698,169 of the other outstanding convertible Senior Notes and, subject to certain exceptions, are senior to other existing and future indebtedness of the Company and, together with the remaining Senior Notes, are secured by a first priority lien on all of the Company’s assets to the extent and as provided in a Security Agreement entered into between the Company, the Lenders and the holders of the other Senior Notes (the “Convertible Note Holders”). The Grid Notes contain customary covenants against incurring additional indebtedness and granting additional liens and contains customary events of default, which terms are substantially the same as the corresponding provisions of the original notes. Upon the occurrence of an event of default under the Grid Notes, the Lenders may require the Company to repay all or a portion of the note in cash, at a price equal to 110% of the principal, plus accrued and unpaid interest.

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

Subordinated Note

On April 24, 2017, the Company entered into a settlement and mutual release with its former Chief Financial Officer ("CFO"), William A. Marshall to resolve an outstanding arbitration proceeding. Pursuant to the separation agreement and general release, the Company agreed to provide the following to the former CFO: (i) cash payments totaling $170,000 to be paid over time through May 15, 2018, (ii) a lump sum severance payment of $90,000 payable on June 15, 2018, (iii) the issuance of a total of 12,835 vested shares of common stock pursuant to the terms of the restricted stock units granted in January 2013 and January 2017, and (iv) 27,388 stock options previously granted became vested and exercisable for the duration of their original exercise periods, subject, however to the terms of a lockup agreement. Pursuant to the settlement agreement, the Company issued a secured senior promissory note, subordinated to the interests of the existing lenders, which provides for events of default that are customary for similar transactions. We continue to make principal payments each month while negotiating an extension, have reduced the indebtedness to $36,000 as of the filing date, and expect to extinguish the obligation in full by April 2019. Although no guarantee can be given, management anticipates that it will be able to extend or otherwise modify the Company’s obligations under the notes for an additional period or periods.

Off-Balance Sheet Arrangements

We have not created and are not party to any special-purpose or off-balance sheet entities for raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into the Company’s financial statement that are reasonably likely to materially affect liquidity or the availability of capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. These indemnification provisions are generally included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, obligations under these arrangements may be limited in terms of time and/or amount and, in some instance, we may have recourse against third parties for certain payments made by us. It is not possible to predict maximum potential amount of future payments under these indemnification agreements due to the conditional nature of these obligations and the unique facts of each particular agreement. We have not historically made any payments under these agreements that have been material individually of in the aggregate. As of December 31, 2018, we are not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation and Changing Prices.

               The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 As of December 31, 2018, we are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. Nevertheless, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At December 31, 2018, unrestricted cash totaled approximately $323,000 and was in non-interest-bearing checking accounts used to pay operating expenses.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure control and procedures, as defined in Rules 13a-15 (e) and 15d-15 (e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and interim CFO, as appropriate, to allow timely decisions regarding required disclosure. As of the date of this report our CEO also serves as our CFO.  Our management, under the supervision and with the participation of its CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Our management identified material weaknesses in the control environment described below, and based on that evaluation, because of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2018. In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, the CEO and CFO believe that the financial statements included in this report fairly represent in all material respects (and in accordance with GAAP) our financial condition, results of operations and cash flows for the periods presented.

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

•

Due to these weaknesses in our system of internal controls, we restated our financial statements for the fiscal quarter ended September 30, 2018 due to an error in the classification of certain notes payable and related errors in valuing the conversion feature of such notes, which resulted in an understatement of our net loss by an amount of $185,581 for such period.  On January 25, 2019, we filed an amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018 to report such restated financial statements.  We had previously determined that our accounting of inventory was not correct in the interim financial statements for the periods ended September 30, 2016, December 31, 2016 and March 31, 2017.

Further, as we reported in our Current Report on Form 8-K filed on December 11, 2018, on December 5, 2018, Michael J. Poelking, who served as our CFO and Treasurer since September 11, 2017, informed us that he resigned all his positions with the Company, effective immediately. In light of this, on December 6, 2018, we appointed Hanif A. Roshan, our CEO and Chairman of the Board, as our interim CFO and principal accounting officer until such time as we appoint a new CFO. This arrangement will result in an inadequate segregation of duties in our accounting function.

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

Control Environment – to remediate the control environment deficiencies, the leadership team, including the CEO, who is currently serving as the CFO, have undertaken to reaffirm and reemphasize the importance of internal controls, including general ethical climate and the control environment. To address the recent departure of our former CFO, the Company is seeking to appoint a new qualified individual to serve as our CFO.

In addition, we have previously implemented the following remedial measures:

●

Hired additional personnel in the accounting department at a non-executive level with sufficient GAAP and financial reporting experience to strengthen oversight of the accounting function and to participate in the preparation of our Company’s financial statements and SEC reports;

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

However, in light of the recent departure of our former CFO and the duration for which the other corrective measures we have taken have been operative, management does not believe that independent testing of the effectiveness the corrective measures is warranted and therefore, does not believe that all of the material weaknesses described above have been remediated. Until the remedial measures are fully implemented and the operational effectiveness of related internal controls validated through testing, the material weaknesses described above will continue to exist. However, when fully implemented and operational, we believe that the measures described above will remediate the control deficiencies we have identified. We intend to continue to diligently review and improve our financial reporting controls and procedures. In addition, we intend to appoint a qualified individual to serve as our CFO in order to remediate the weakness in our control system resulting from the departure of our former CFO.  As we continue to evaluate and improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts and change in our CFO, as described above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s capital requirements have been and will continue to be significant. We are expending significant amounts of capital to develop, promote and market our services. Available cash and cash equivalents as of December 31, 2018 totaled approximately $323,000 and as of such date our working capital deficit was approximately $1,856,000. Available cash and cash equivalents as of the filing date of this Quarterly Report on Form 10-Q is approximately $259,000 and estimated monthly operational requirements are approximately $1,200,000. We used approximately $401,000 and $885,000 in cash from operations for the six months ended December 31, 2018 and 2017, respectively. Further, as of the filing date of this Quarterly Report on Form 10-Q, there is outstanding an aggregate principal amount of $3,113,618 of notes, consisting of (i) an aggregate principal amount of $1,698,169 of senior secured convertible notes with a maturity date of March 20, 2020 and (ii) a maximum aggregate principal amount of $2.0 million of senior secured grid notes with an aggregate outstanding principal amount of $1,415,449 with a maturity date of June 30, 2020. In addition, there is outstanding a secured note subordinated to the interests of the senior lenders with a remaining principal balance in the amount of $36,000 to the Company’s former CFO, which is currently due and payable. We continue to make payments each month on the subordinated note while negotiating an extension. Although no guarantee can be given, management anticipates that it will be able to extend or otherwise modify the Company’s obligations under the notes for an additional period or periods. We expect the Company’s existing resources, revenues generated from operations, and proceeds received from other transactions we are considering (of which there can be no assurance) to satisfy working capital requirements for at least the next twelve months, although no assurances can be given that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy other obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties. Accordingly, we need to raise additional capital from other transactions, the Company’s current cash resources will only satisfy working capital needs for a limited period of time.

We are exploring potential transactions to improve the Company’s capital position to ensure we are able to meet financing and working capital requirements. We would expect to raise additional funds through obtaining a credit facility from an institutional lender or undertaking private debt financings. Raising additional funds by issuing equity or convertible debt securities may cause stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of other stockholders. Raising additional funds through debt financing or preferred stock, if available, may involve covenants that restrict business activities and options and such additional securities may have powers, designations, preferences or rights senior to currently outstanding securities. We may also enter into financial transactions which involve the granting of liens on the Company’s assets or which grant preferences of payment from revenue streams, all of which could adversely impact the Company’s ability to rely on revenue from operations to support ongoing operating costs. Alternatively, we may seek to obtain new financing from existing security holders, which may include reducing the exercise or conversion prices of outstanding securities, or the issuance of additional equity securities. Currently, the Company does not have any definitive agreements with any third parties for such transactions, and there can be no assurance that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the Company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially or potentially suspend operations, any of which would have a material adverse effect on the Company’s business, financial condition and results of operations. Future capital requirements will depend on, and could increase substantially as a result of many factors including:

●	the need to utilize cash to support research and development activities and to make incremental investments in our organization;

●	the ability to achieve targeted revenue, gross profit margins and cost management objectives;

●	the success of our sales and marketing efforts;

●	the need to repay indebtedness;

●	the extent and terms of any development marketing or other arrangements; and

●	changes in economic, regulatory or competitive conditions, including changes in payor reimbursement rates or claim adjudication processes.

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

If we are unsuccessful in implementing or following the remediation plan, or failing to update the Company’s internal control over financial reporting as the business evolves or to integrate acquired businesses into the Company’s controls system, we may not be able to timely or accurately report the Company’s financial condition, results of operations or cash flows or to maintain effective disclosure controls and procedures, we could be subject to, among other things: (i) regulatory or enforcement actions by the SEC, (ii) an inability for us to be accepted for listing on any national securities exchange in the near future, (iii) securities litigation, or (iv) a general loss of investor confidence, any one of which could adversely affect the Company’s business prospects and the market value of its common stock. Further there are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. We could face additional litigation exposure and a greater likelihood of an SEC enforcement or other regulatory action if further restatements were to occur or other accounting-related problems emerge, which may adversely affect the Company’s financial condition, results of operations and cash flows.

The Company's outstanding debt may impair our financial and operating flexibility.

   As of December 31, 2018, there was an aggregate principal amount of senior indebtedness of $3,113,618, which consisted of (i) an aggregate principal amount of $1,698,169 of senior secured convertible notes with a maturity date of March 20, 2020 and (ii) a maximum aggregate principal amount of $2.0 million of senior secured grid notes with an aggregate outstanding principal amount of $1,415,449 with a maturity date of June 30, 2020. In addition, there is outstanding secured note subordinated to the interests of the existing senior lenders with a remaining principal amount of $53,000, which is the amount currently due and payable. All of the outstanding notes contain covenants and events of default customary for transactions of this nature. For example, the outstanding senior secured notes include restrictions against incurring additional indebtedness and granting further security interests on the Company’s assets. Without the consent of the holders of these senior debt instruments, we must comply with these restrictions. Among the defined events of default are defaults of the Company’s payment obligations. Breach of any material covenant or representation of the notes or the related transaction agreements, and the commencement of proceedings under applicable U.S. federal or state bankruptcy, insolvency, reorganization or other similar laws either against us or by us. In the event of default under the notes, a holder may require us to repay all or a portion of the outstanding principal, plus interest and certain of the outstanding debt instruments also require that any repayment due to a default will require immediate repayment of the principal and accrued and unpaid interest. If we are unable to consummate an additional financing prior to the maturity date of these debt instruments, or otherwise further extend or exchange them, we will be required to repay these securities, which may have an adverse effect on the Company’s cash position. If we are unable to make the scheduled principal and interest payments on these debt instruments or comply with applicable covenants contained therein, we may be in default under one or more of these securities which would likely have a material adverse effect on the business, financial condition and results of operations. Further, if we are unable to repay the secured debt instruments when due, or upon an event of default, the holders could foreclose on the Company’s encumbered assets.

The exercise of the Company’s outstanding options, restricted stock units and warrants, or conversion of our outstanding convertible debt and convertible preferred stock, may depress our stock price and dilute your ownership of the company.

As of December 31, 2018, the following options, restricted stock units and warrants were outstanding:

●

Employee stock options to purchase approximately 211,000 shares of common stock at exercise prices ranging from $1.75 to $36.00 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $8.20 per share.

●

Director stock options to purchase approximately 640,000 shares of common stock at exercise prices ranging from $1.58 to $36.54 per share, all of which are exercisable. The weighted average exercise price of the outstanding and exercisable options is $2.72 per share

●	Warrants to purchase approximately 3,301,000 shares of common stock with a weighted average exercise price of $3.23 per share.
●	An aggregate of approximately 971,000 unvested restricted stock units.

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

As of December 31, 2018, there was an aggregate principal amount of $1,698,169 of outstanding convertible debt, which, subject to certain limitations, may be convertible by holders into an aggregate of 1,415,140 shares of common stock.

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

Except as previously disclosed in reports filed with the SEC pursuant to the Securities and Exchange Act of 1934, as amended, and as described elsewhere in this Quarterly Report on Form 10-Q, we did not sell unregistered securities during the quarter ended December 31, 2018.

b)	Not applicable

c)	Repurchase of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Section 1350 Certification of Chief Executive Officer and interim Chief Financial Officer (*)
101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEON GLOBAL HEALTH CORP.

By:	/s/ Hanif A. Roshan
Hanif A. Roshan
Chief Executive Officer and interim Chief Financial Officer

Dated: February 14 , 2019