Form 10-Q
period 2019-03-31
Aeon Global Health Corp.
filed 2019-06-18
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:  None.

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:

As of June 13, 2019, there were 9,915,064 shares of common stock, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Aeon Global Health Corporation and Subsidiaries

Condensed Consolidated Balance Sheet

	March 31, 2019	June 30, 2018
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$521,004	$723,352
Accounts receivable, net	2,600,896	2,507,304
Inventory, net	489,249	453,129
Prepaid expenses and other current assets	109,916	54,058
Total current assets	3,721,065	3,737,843

Property and equipment, net	1,060,146	1,421,097
Deferred tax asset	5,816,315	5,816,315
Total assets	$10,597,526	$10,975,255

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$2,028,162	$1,436,897
Accrued expenses	2,184,989	2,100,923
Accrued commissions	248,502	608,405
Accrued dividends	257,113	984,979
Accrued income taxes payable	515,667	515,667
Accrued interest on related party notes payable	237,589	155,257
Deferred rent	224,103	194,628
Related party notes payable - current	1,698,169	3,049,651
Derivative liabilities - warrants	386,303	1,323,625
Total current liabilities	7,780,597	10,370,032
Long-term deferred rent	206,570	135,001
Notes payable - non-current	1,415,449	—
Total liabilities	9,402,616	10,505,033
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.10 par value; 5,000,000 shares authorized, Series D, 605,000 shares and Series E 25,000 shares issued and outstanding at March 31, 2019, and June 30, 2018, respectively	63,000	63,000
Common stock, $.001 par value; 190,000,000 shares authorized, 9,915,064 and 7,249,370 shares issued and outstanding on March 31, 2019 and June 30, 2018, respectively	9,915	7,249
Additional paid-in capital	47,673,691	45,107,668
(Accumulated deficit)	(46,551,696)	(44,707,695)
Total shareholders’ equity	1,194,910	470,222
Total liabilities and shareholders’ equity	$10,597,526	$10,975,255

The accompanying notes are an integral part of the condensed consolidated financial statements.

Aeon Global Health Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018

Net revenues
Fees for services	$2,387,326	$3,811,444	$9,293,238	$12,199,868
Hosted software services	195,271	239,535	567,251	731,085
Telehealth products and services	4,900	4,600	13,450	13,900
Total net revenues	2,587,497	4,055,579	9,873,939	12,944,853
Operating expenses
Cost of revenues	1,141,498	958,113	3,802,259	2,975,231
Selling, general and administrative	1,703,189	2,621,869	6,399,774	8,775,806
Share based compensation	11,135	599,789	376,872	650,948
Depreciation and amortization	113,364	204,931	358,621	628,351
Total operating expenses	2,969,186	4,384,702	10,937,526	13,030,336
Operating income (loss)	(381,689)	(329,123)	(1,063,587)	(85,483)
Other (expense) income
Interest	(46,978)	(44,614)	(142,281)	(108,976)
Change in fair value of derivative liabilities	116,438	(1,285,842)	480,262	(919,978)
Other (expense) income	26,525	(49,831)	(111,282)	(212,125)
	95,985	(1,380,287)	226,699	(1,241,079)

Income (loss) before provision for income taxes	(285,704)	(1,709,410)	(836,888)	(1,326,562)
Benefit (provision) for income taxes	14,709	(3,102)	—	(4,496,341)
Net loss	(270,995)	(1,712,512)	(836,888)	(5,822,903)

Less: preferred dividends	(85,699)	$(85,699)	(257,113)	(257,095)

Net loss available to common shareholders	$(356,694)	$(1,798,211)	$(1,094,001)	$(6,079,998)

Loss per share
Basic loss per common share	$(0.04)	$(0.25)	$(0.14)	$(0.84)
Diluted loss per common share	$(0.04)	$(0.25)	$(0.14)	$(0.84)

Weighted average number of common shares outstanding
Basic	8,161,928	7,249,370	7,633,291	7,249,370
Diluted	8,161,928	7,249,370	7,633,291	7,249,370

The accompanying notes are an integral part of the condensed consolidated financial statements.

Aeon Global Health and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended March 31, (Unaudited)
	2019	2018
Cash Flow from operating activities

Net loss	$(836,888)	$(5,822,903)
Adjustments to reconcile net loss to net cash provided by operating activities
Impairment of deferred tax asset		4,490,581
Change in fair value of derivative liabilities	(480,262)	919,978
Depreciation and amortization	358,621	628,351
Share based compensation	376,872	650,948
Changes in assets and liabilities
Accounts receivable	(93,591)	(1,644,919)
Inventory	(36,120)	(48,727)
Prepaid expenses and other current assets	(55,858)	(34,083)
Accounts payable	591,265	(559,992)
Accrued expenses	232,472	(25,170)
Accrued commissions	(359,903)	175,230
Deferred rent	101,044	(2,025)
Net cash (used in) operating activities	(202,348)	(1,272,731)

Cash Flow from financing activities
Proceeds from notes payable - related party		500,000
Net cash provided by financing activities	—	500,000

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Net decrease in cash, cash equivalents, and restricted cash	$(202,348)	$(772,731)
Cash, cash equivalents, and restricted cash at beginning of year	723,352	1,121,763
Cash, cash equivalents, and restricted cash at end of period	$521,004	$349,032

Supplemental disclosure of cash paid for:
Interest paid	$—	$108,998
Income taxes paid	$19,146	$—

Non-cash investing and financing activities
Non-cash preferred dividends	$257,113	$257,097
Earn-out common dividends paid in stock	$750,000	$—
Conversion of accrued interest to notes payable	$—	$4,452
Derivative liability resulting from issuance of convertible notes	$—	$792,794
Preferred dividends settled in common stock	$984,591	$—
Reclassification to APIC of convertible note extinguishment	$457,060

The accompanying notes are an integral part of the condensed consolidated financial statements.

Aeon Global Healthcare Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

	Number		Number		Additional		Total
	of	Preferred	of	Common	Paid-in	Retained	Shareholders’
	Shares	Stock	Shares	Stock	Capital	Earnings	Equity

Balance, December 31, 2017	630,000	63,000	7,249,370	7,249	44,530,041	(40,629,868)	3,970,422
Share-based compensation expense	—	—			428,386		$428,386
Preferred Dividend Accrual	—	—				(68,519)	$(68,519)
Net Loss	—	—				(1,712,512)	$(1,712,512)
Balance, March 31, 2018	630,000	63,000	7,249,370	7,249	44,958,427	(42,410,899)	2,617,777

Balance, December 31, 2018	630,000	63,000	7,383,706	7,384	46,915,087	(45,445,002)	1,540,469
Share-based compensation expense	—	—	—	—	11,135		$11,135
Preferred dividend accrual	—	—	—	—	—	(85,699)	$(85,699)
3trd Qtr 2018 Changes in Equity						(750,000)	$(750,000)
Issuance of Common Stock			2,500,000	2,500	747,500		$750,000
Issuance of Common Stock Dividends			31,358	31	(31)		$—
Net Loss	—	—	—	—	—	(270,995)	$(270,995)
Balance, March 31, 2019	630,000	63,000	9,915,064	9,915	47,673,691	(46,551,696)	1,194,910

Balance, June 30, 2017	630,000	63,000	7,249,370	7,249	44,307,479	(36,330,899)	8,046,829
Share-based compensation expense	—	—			650,948		$650,948
Preferred Dividend Accrual	—	—				(257,097)	$(257,097)
Net Loss	—	—				(5,822,903)	$(5,822,903)
Balance, March 31, 2018	630,000	63,000	7,249,370	7,249	44,958,427	(42,410,899)	2,617,777

Balance, June 30, 2018	630,000	63,000	7,249,370	7,249	45,107,668	(44,707,695)	470,222
Share-based compensation expense	—	—	—	—	376,872	—	$376,872
Issuance of Common Stock Dividends	—	—	165,694	166	984,591	(257,113)	$727,644
Related party debt extinguishment	—	—	—	—	457,060	(750,000)	$(292,940)
Issuance of Common Stock			2,500,000	2,500	747,500		$750,000
Net Loss	—	—	—	—	—	(836,888)	$(836,888)
Balance, March 31, 2019	630,000	63,000	9,915,064	9,915	47,673,691	(46,551,696)	1,194,910

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

Going Concern

As of the filing date of this Quarterly Report on Form 10-Q, and after giving effect to the note exchange described in the Notes to Condensed Consolidated Financial Statements, there is outstanding an aggregate principal amount of $3,113,618 of notes, consisting of (i) an aggregate principal amount of $1,698,169 of senior secured convertible notes with a maturity date of March 20, 2020 and (ii) a maximum principal amount of $2.0 million of senior secured grid notes with an aggregate outstanding principal amount of $1,415,449 with a maturity date of June 30, 2020.  In addition, there is an outstanding secured note subordinated to the interests of the existing senior lenders with a remaining principal amount of $12,700, which is currently due and payable.  We expect existing resources, revenues generated from operations, and proceeds received from other transactions we are considering which would satisfy working capital requirements for at least the next twelve months; however, no assurances can be given that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy our other obligations.  The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.  Accordingly, the Company needs to raise additional capital and is exploring potential transactions to improve our capital position.  Unless we can increase revenues substantially or generate additional capital from other transactions, our current cash resources will only satisfy our working capital needs for a limited period of time.

The Company’s capital requirements have been and will continue to be significant and it is expending significant amounts of capital to develop, promote and market its services. The Company’s available cash and cash equivalents as of March 31, 2019 totaled approximately $521,000 and the Company’s working capital deficit was $4,059,532. Nevertheless, our available cash and cash equivalents as of the filing date of this Quarterly Report on Form 10-Q is approximately $1,641,900 and our estimated monthly cash requirement is approximately $800,000.

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

Management has concluded that due to the conditions described above, there is substantial doubt about the Company’s ability to continue as a going concern. We have evaluated the significance of the conditions in relation to our ability to meet our obligations. In addition to our efforts to improve our capital position through commercial operations and/or product partnering opportunities, we are considering alternative ways to raise capital, including credit lines from external financial sources. We cannot assure you that financing will be available on acceptable terms. If we are not successful in generating or raising additional capital, we will risk defaulting under the terms of our existing loans. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Furthermore, despite our optimism regarding the future of the Company, even if the Company is adequately funded, there is no guarantee that any of our services will perform as hoped or that such services can be successfully commercialized.

2.                                      Summary of Significant Accounting Policies

The Company’s condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted.  These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information.  These interim results are not necessarily indicative of the results to be expected for the year ending June 30, 2019 or any other interim period or any other future year.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended June 30, 2018, included in the Company’s 2018 Annual Report on Form 10-K filed with the SEC.

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

Accounts Receivable, Net

Accounts receivable represent customer obligations due under normal trade terms, net of allowance for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. The allowance for doubtful accounts was approximately $790,000 and $942,000 as of March 31, 2019 and June 30, 2018, respectively.

Fair Value Measurements

The Company follows Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements and Disclosures,” of the FASB to measure the fair value of its financial statements and disclosures about fair value of its financial instruments. ASC 820-10 establishes a framework for measuring fair value in accounting principles generally accepted under GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of fair value hierarchy defined by ASC 820-10 are described below:

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

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At March 31, 2019 and June 30, 2018, the Company had approximately $271,000 and $473,000 in excess of FDIC-insured limits. The Company has not experienced any losses in such accounts.

At March 31, 2019, one customer had an accounts receivable balance of approximately $1,116,000. This customer’s accounts receivable balance comprises 33% of gross accounts receivable.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606).  This accounting standard outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers.  This standard supersedes existing revenue recognition requirements and eliminates most industry specific guidance from GAAP.  The core principal of this revenue recognition standard is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers.  The Company has implemented this ASU using the modified retrospective method with immaterial impact.  This ASU requires significantly enhanced disclosures as shown in Note 3 of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.  In compliance with this ASU, the Company records uncollectible accounts receivable amount against revenue instead of bad debt expense.  There were no material reductions in net revenue for the three months ended March 31, 2018.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require recognition on the balance sheet for the rights and obligations created by leases with terms greater than twelve months. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal 2020 and plans to utilize the available practical expedients. While the Company continues to evaluate this standard and the effect on related disclosure the primary effect of adoption will be recording right-of-use assets and corresponding lease obligations for current operations leases. The adoption is expected to result in the recognition of a right of use asset and liability on the consolidated balance sheet, and require enhanced disclosure requirements.

3.                                    Revenue Recognition

The Company commenced recognizing revenue in accordance with the provisions of ASC 606, “Revenue from Contracts with Customers” starting July 1, 2018 using the modified retrospective method.  Net revenues in the Company’s AEON lab test business accounted for approximately 87% and 94% for the nine months ended March 31, 2019 and March 31, 2018 and are primarily comprised of a high volume of relatively low-dollar transactions.  The AEON business, which provides clinical testing services and other services, satisfies its performance obligation and recognizes revenues upon completion of the testing process or when services have been rendered.  The Company estimates the amount of consideration it expects to be entitled to receive from customer groups, determined using the portfolio approach, in exchange for providing services.  The portfolios determined using the portfolio approach consist of the following groups of customers:  healthcare insurers, governmental payers, client payers and patients.  In determining the amount to accrue for a delivered test, the Company considers factors such as payment history, payer coverage, whether there is a reimbursement contract between the payer and the Company, payment as a percentage of agreed upon rate (if applicable), amount paid per test and any current developments of changes that could impact reimbursement.  These estimates require significant judgement by management.  Contracts with customers in the AEON business do not contain significant financing components based on the typical period of time between performance of services and collection of consideration.

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

Telehealth

The Company enters into contracts with customers that may include software license agreements and/or hosting services.  The clear majority of revenue derived from these contracts are recognized ratably over the life of the contract.  A minority of such contracts contain a price per transaction, in which case the revenue is recognized in the period when the transaction occurs.

The approximate percentage of net revenue by type of customer was as follows:

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2019	2019

Healthcare Insurers	56.6%	60.1%
Government Payers	32.4%	27.0%
Client Payers	11.0%	12.7%
Patient	0.0%	0.2%
Net revenues	100.0%	100.0%

4.                                    Inventory

On March 31, 2019 and March 31, 2018 Inventory consists of Laboratory testing supplies.

5.                 Related Party Notes Payable

	March 31, 2019			June 30, 2018
		Interest rate		Note	Interest rate
	Principal	per annum		Payable	per annum

Secured
	$1,056,875	5%		$1,056,875	5%
	641,294	5%		641,294	5%
	1,415,449	7.5%		255,417	5%
				591,613	5%
				504,452	5%

Total	$3,113,618		Total	$3,049,651

The principal amount listed above is principal only and does not include accrued interest.

Fiscal 2018 Exchange Transaction

On March 27, 2018, the Company entered into an agreement with the holders of outstanding senior secured convertible notes (the “Senior Notes”) to amend certain terms of such notes as described below (“Note Amendment Transaction”). Contemporaneously with the Note Amendment Transaction, the Company entered into an agreement with its Chief Executive Officer (“CEO”), who held a separate promissory note in the aggregate principal amount of $500,000, to exchange such note for an additional new senior note (the “Additional Senior Note”) on terms substantially the same as the senior secured convertible notes in the Note Amendment Transaction (the “Note Exchange Transaction”).

Note Amendment Transaction

In the Note Amendment Transaction, the holders (the “Senior Holders”) of the outstanding principal amount of $2,545,199 of Senior Notes entered into a consent and amendment agreement with the Company (the “Consent Agreement”), pursuant to which the Senior Notes were amended to extend the maturity date for a period of twelve months, to March 20, 2019 and in consideration thereof, the conversion rate of the Senior Notes was reduced to $1.20 per share. As described below, in July 2018, the maturity date of the Senior Notes was further extended. Based on the adjusted conversion price, the principal amount of the Senior Notes was convertible into up to 2,120,999 shares of common stock. The other material terms and conditions of the Senior Notes were not amended. Certain holders of the Senior Notes are affiliated with the Company as follows: (1) an aggregate principal amount of $255,417 of Senior Notes are held by Hanif A. Roshan, the CEO of the Company and (ii) an aggregate principal amount of $591,613 of Senior Notes are held by Optimum Ventures, LLC, a party affiliated by ownership with the former owners of Peachstate Health Management, LLC, our subsidiary. Due to the adjustment of the conversion price of the Senior Notes, the exercise price of outstanding warrants to purchase an aggregate of 825,144 shares of common stock has been adjusted from $2.07 to $1.22 per share. Unpaid interest on the Senior Notes as of March 31, 2019 was approximately $237,600, which is not incorporated into the principal balance. Accrued interest on the Senior Note is due on March 20, 2019 or any earlier payment of the Senior Notes. Refer to Note Restructuring below.

Note Exchange Transaction

In connection with the Note Amendment Transaction, on March 27, 2018, the Company entered into a note exchange agreement (the “Note Exchange Agreement”) with its CEO, who also held a promissory note in the aggregate principal amount of $500,000, pursuant to which the Company agreed to issue to him, in consideration of the cancellation of such note, the Additional Senior Note in the aggregate principal amount of $504,452, which is equal to the sum of the aggregate principal amount of the original note plus the accrued but unpaid interest thereon. The closing of the Note Exchange Transaction occurred on March 27, 2018.

The Additional Senior Note is the same, in all material respects, as the Senior Notes described above in the Note Amendment Transaction and was convertible into shares of the Company’s Common Stock at an initial conversion price of $1.20. Based on the initial conversion price, the Additional Senior Note was convertible into up to 420,376 shares of common stock. As the Additional Senior Note is the same in all material respects as the Senior Notes, the conversion price of the Additional Senior Note may be adjusted upon the occurrence of the same events which would result in an adjustment to the conversion price of the Senior Notes, as described above, including the issuance of securities at a price per share less than the current conversion price. Similarly, the maturity date, interest rate, events of default, redemption and other terms of the Additional Senior Note are the same as for the Senior Notes. The Additional Senior Note is on parity with the Senior Notes and, subject to certain exceptions, is senior to other existing and future indebtedness of the Company and, together with the Senior Notes, is secured by a first priority lien on all of the Company’s assets to the extent and as provided in the Security Agreement as amended.

In accordance with ASC 470-50, “Debt - Modifications and Extinguishments,” the Company’s note exchange agreement was tested to determine whether a debt modification or debt extinguishment had occurred. Based on management’s review, debt extinguishment accounting applied. As a result of the debt exchange, the Company recorded $247,539 of non-cash expense resulting from the conversion feature of the convertible debt. The loss consisted of the resulting derivative liability from the embedded conversion options in the new notes.

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

The Grid Notes were issued in consideration of the exchange of (i) an aggregate principal amount of $759,869 of Original Notes held by Mr. Roshan and (ii) an aggregate principal amount of $591,613 of Original Notes held by Optimum Ventures, LLC. The maximum principal amount under the Grid Note issued to Mr. Roshan is $1,100,000 and the maximum principal amount under the Grid Note issued to Optimum is $900,000. Each Grid Note issued also reflects an outstanding principal amount equal to the sum of the aggregate principal amount of the Original Notes held by each Lender, plus the accrued but unpaid interest thereon. The aggregate principal amount of the Grid Notes outstanding as of the closing date of the Note Restructuring Transaction and March 31, 2019 was $1,415,449. The closing of the Note Restructuring Transaction occurred on July 19, 2018.

In accordance with ASC 470-50, “Debt - Modifications and Extinguishments,” the Company’s note exchange agreement was tested to determine whether a debt modification or debt extinguishment had occurred. Based on management’s review, debt extinguishment accounting applied. As a result of the debt exchange, the Company recorded zero of non-cash expense resulting from the conversion feature of the convertible debt. These notes were deemed to be a related party capital transaction and were included in additional paid-in capital at March 31, 2019.

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

6.              Equity

Preferred Stock

As of March 31, 2019, there were 25,000 shares of Series E Convertible Preferred Stock outstanding. The shares of Series E Preferred Stock are initially convertible into an aggregate of 187,500 shares of common stock at the initial conversion rate of $4.00 per share. The conversion price of the Series E Preferred Stock will be subject to adjustment solely in the event of stock dividends, combinations, splits, recapitalizations, and similar corporate events and does not provide for general price-based anti-dilution adjustments. Each share of Series E Preferred Stock has a stated value of $30.00 per share and has the following rights and preferences: (i) each holder of the Series E Preferred Stock has the right, at any time, to convert the shares of Series E Preferred Stock into shares of common stock, (ii) the Series E Preferred Stock is redeemable at the Company’s option commencing one year after the original issuance date, provided that the Company’s common stock is listed on a national securities exchange at such time, and (iii) the Series E Preferred Stock will pay dividends at the rate of 5% per annum in cash. The shares of Series E Preferred Stock were issued in a transaction with the holder of the Company’s previously outstanding shares of Series B Preferred Stock to exchange the shares of Series B Preferred Stock for the shares of Series E Preferred Stock. Pursuant to the exchange agreement for the preferred stock, the holder of the shares of Series B Preferred Stock agreed to waive all unpaid dividends that had accrued on the shares of Series B Preferred Stock. At March 31, 2019, the Company had accrued dividends of approximately $28,400 on the Series E Preferred Stock.

As of March 31, 2019, there are 605,000 shares of Series D Convertible Preferred Stock outstanding. The Series D Preferred Stock can be converted by the holders into an aggregate of 619,154 shares of common stock at an initial conversion rate of $9.77139 per share. The holders of such shares have the right to convert the preferred shares at any time, although the shares received upon conversion may not be offered or sold except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The Company has the right to repurchase the outstanding Series D Preferred Stock at a redemption price equal to $10.00 per share, plus accrued and unpaid dividends, and to require holders to convert their Series D Preferred Stock beginning in June 2016. Dividends on the Series D Preferred Stock accrue at a rate of 5% per annum and are payable semi-annually in cash or stock at the Company’s option. At March 31, 2019, the Company had accrued dividends in the amount of approximately $228,700 on the Series D Preferred Stock.

On December 19, 2018, the Board of directors of the Company declared a dividend on its outstanding shares of Series D Convertible Preferred Stock in the aggregate amount of $152,494 and a dividend on the outstanding shares of its Series E Convertible Preferred Stock in the aggregate amount of $18,904. The dividends were payable as of December 31, 2018. The Board determined to pay the dividends through the issuance of additional shares of Common Stock. The shares of Common Stock to the preferred stock holders will be issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1993, as amended. The Common Stock certificates were issued in January 2019.

The Company’s preferred stock takes precedence over Common Stock but ranks below debt in the event of liquidation. In addition, the Series D Convertible Preferred Stock ranks above the Series E Convertible Preferred Stock.

Earnings per Share

FASB ASC Topic 260, Earnings per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of ordinary shares outstanding during the period, while diluted earnings per share is calculated to include any dilutive effects to ordinary shares. For the three and nine months ended March 31, 2019, our ordinary share equivalents consisted of convertible debt.

	Three Months Ended March 31,		Nine Months Ended March 31,
Basic and Dilutive (loss) per share	2019	2018	2019	2018
Net loss	$(270,995)	$(1,712,512)	$(836,888)	$(5,822,903)
Preferred stock dividends	(85,699)	(85,699)	(257,113)	(257,095)
Net (loss) available to common shareholders after preferred stock dividends	$(356,694)	$(1,798,211)	$(1,094,001)	$(6,079,998)
Weighted average shares used in the computation of basic earnings per share	8,161,928	7,249,370	7,633,291	7,249,370

Loss per share - basic	$(0.04)	$(0.25)	$(0.14)	$(0.84)

Dilutive (loss) per share
Earnings (loss) available to common shareholders	$(356,694)	$(1,798,211)	$(1,094,001)	$(6,079,998)
Weighted average shares used in the computation of diluted earnings (loss) per share	8,161,928	7,249,370	7,633,291	7,249,370

Shares used in the computation of diluted earnings (loss) per share	8,161,928	7,249,370	7,633,291	7,249,370

Loss per share - diluted	$(0.04)	$(0.25)	$(0.14)	$(0.84)

Common Stock Warrants

A schedule of common stock warrant activity for the nine months ended March 31, 2019 is as follows:

Warrant Activity	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding June 30, 2018	3,458,826	$3.65	3.41	$—
Issued	—
Expired	(158,302)	$12.38	—	$—
Outstanding March 31, 2019	3,300,524	$3.23	2.90	$—
Exercisable, March 31, 2019	3,300,524	$3.23	2.90	$—

Due to the adjustment of the conversion price of the New Senior Notes, the exercise price of outstanding warrants to purchase an aggregate of 825,144 shares of common stock has been adjusted from $2.07 to $1.22 per share.

7.                   Share Based Compensation

Stock option activity under the Company’s stock option plans for employees and non-executive directors for the nine months ended March 31, 2019 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
Employees Information	Options	Price	Life(Years)
Outstanding June 30, 2018	265,346	$7.08	6.55
Granted	—	—	—
Expired/Forfeited	(68,453)	2.54	—
Outstanding March 31, 2019	196,893	8.67	5.09
Exercisable March 31, 2019	139,751	$11.49	$3.83

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Non-Executive Director Information	Options	Price	Life (Years)	Value
Outstanding June 30, 2018	545,039	$3.08	$7.75	$—
Granted	95,001	0.67	—	—
Expired/forfeited	—	—	—
Outstanding and exercisable March 31, 2018	640,040	$2.72	$7.39	$—

On December 6, 2018, the Company issued 30,000 stock options to each of its non-executive directors pursuant to its revised non-executive director compensation policy. 5,001 options were issued on September 1, 2018 and 90,000 issued on December 6, 2018.

Share based compensation for the nine months ended March 31, 2019 and 2018 was approximately $377,000 and $651,000 respectively.

Restricted stock unit activity under the Company’s restricted stock unit plans were granted to employees and non-executive directors for the nine months ended March 31, 2019 is as follows:

RSU Activity	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding June 30, 2018	752,391	$1.31
Granted	257,143	0.60
Expired/Forfeited	(961,534)	(1.16)
Outstanding March 31, 2019	48,000	$0.43

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

On March 29, 2019, 4 Employees of Aeon Global Health Corp signed a formal written notice to waive any and all claims to current Restricted Stock units (RSUs) that total of 645,391 units.  Additionally, they forfeited those RSUs that had previously been granted in the total amount of 257,143 units.

In October 2018, the Company’s board of directors adopted, subject to stockholder approval, certain amendments to its 2011 Omnibus Incentive Plan, as amended (the “2011 Plan”), to increase the number of authorized shares of common stock available for issuance under the 2011 Plan by 3,000,000 shares and to reflect the impact of the Tax Cuts and Jobs Act of 2017 on the performance-based compensation awards granted under the 2011 Plan.  On December 6, 2018, these proposed amendments to the 2011 Plan were approved by stockholders at the Company’s annual meeting of stockholders.

8.                            Earn-Out Merger Consideration

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

With respect to the 2019 Earn-out, the parties agreed that the 2019 Earn-out, as adjusted according to the Merger Agreement, shall be $32,600,530 of EBITDA for the four calendar years ending December 31, 2019.  If the 2019 Earn-out target is achieved, then within three business days following the completion of the audited financial statements of AEON for the calendar years ending

December 31,2019, the Company shall issue the Former Members a fixed amount of 4,000,000 shares of the Company’s common stock.  If AEON fails to achieve the 2019 Earn-out target but achieves EBITDA for the calendar years ending December 31, 2019 of at least 75% of the 2019 Earn-out target, then within three business days following the completion of the audited financial statements of AEON for the calendar year ending December 31, 2019, the Company shall issue the Former Members a fixed amount of 3,000,000 shares of the Company’s common stock.

The parties also agreed that if the 2019 Earn-out target is achieved the Former Members would be entitled to an “earn-out credit” equal to the amount by which such target is exceeded.  If AEON did not achieve the 2018 Earn-out target (or the adjusted 2018 Earn-out Target), the earn-out credit would be applied to its EBITDA for the 2018 Earn-out and then the determination of whether the 2018 Earn-out was achieved (at either the full or the 75% level) will be recomputed.  If the addition of the earn-out credit results in AEON achieving the 2018 Earn-out (at either level) then additional shares of common stock shall be issued to the Former Members in accordance with the terms of the Settlement Agreement.

The Company also agreed to a restructuring of the consideration payable pursuant to the original earn-out mechanism of the Merger Agreement. Pursuant to the Settlement Agreement, the Company issued an aggregate of 2,500,000 shares of the Company’s common stock to the Former Members. As described in greater detail above, these additional shares were a negotiated compromise in consideration of the agreements set forth in the Settlement Agreement, including the agreement by the Former Members to modify the original earn-out agreement due to differences in the interpretation of the wording of the agreement.  Such additional shares were issued to the Former Members on February 28, 2019, pro rata, based on their respective percentage ownership of AEON prior to the Merger.

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

In connection with the issuance of a convertible promissory note as discussed in Note 5, the Company evaluated the note agreement to determine if the agreement contained any embedded components that would qualify the agreement as a derivative. The Company identified certain put features embedded in the convertible note agreement that potentially could result in a settlement in the event of a fundamental transaction, requiring the Company to classify the conversion feature as a derivative liability.  The restructuring of an aggregate principal amount of $1,351,482 of notes payable on July 19, 2018 resulted in the issuance of the Grid Notes described in Note 5 to these condensed consolidated financial statements.  Such Grid Notes do not include a down-round feature.  This elimination of the conversion feature lowered the value of the Company’s related party notes payable.  The remaining $1,698,169 of notes payable contain conversion features.

The Company’s Level 3 financial liabilities consist of the derivative conversion features of underlying convertible debt and warrants issued in 2011 to 2015. The Company valued the conversion features using the Monte Carlo model.  This model incorporates transaction details such as the Company’s stock price, contractual terms maturity, risk free rates and volatility as of the date of issuance and each balance sheet date.  The decrease in the value of the conversion feature of the convertible debt and warrants issued was primarily due to the change in the stock price compared with prior years.

The Company utilized the following assumptions in valuing the derivative conversion features:

	Warrants	Convertible Notes
Exercise Price	$1.20	$1.22
Risk free interest rate	2.27%	2.38%
Expected volatility	180%	216%
Remaining Term (years)	2.76	0.97

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The fair value of the Company’s financial instruments, using the fair value hierarchy under GAAP detailed in “Fair Value Measurements” in Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards,” of the Notes to the Condensed Consolidated Financial Statements are included in the tables below.

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

The following tables provide a summary of the changes in fair value, including net transfers in and/or out, of all financial assets / (liabilities) measured at the fair value on a recurring basis using significant unobservable inputs during the nine months ended March 31, 2019.

	Fair value	Level 1	Level 2	Level 3
June 30, 2018 Derivative liabilities	$1,323,625	$—	$—	$1,323,625
March 31, 2019 Derivative liabilities	$386,303	$—	$—	$386,303

	Warrants	Convertible Notes	Total
Balance - June 30, 2018	$505,069	$818,556	$1,323,625
Change in fair value of derivative liabilities	(329,041)	(457,060)	(937,322)
Amount Recognized in APIC		(151,221)
Balance - March 31, 2019	$176,028	$210,275	$386,303

Derivative Instruments

For the three months ended March 31, 2019 and 2018, the Company recorded non-cash other income (expense) of approximately $116,000 and $(1,286,000), compared to other income (expense) for the nine months ended March 31, 2019 and 2018 of $480,300 and $(920,000) for the changes in fair value of derivative liabilities.

10.                               Commitments and Contingencies

Prior to the completion of the merger, AT&T provided various communication services and equipment to the Company, including facsimile lines.  AT&T has claimed that the Company owes approximately $500,000 to it for such services.  The Company is prepared to negotiate with AT&T to seek a compromise of such amount.  To the Company’s knowledge, no proceedings have been commenced regarding this matter, and the Company has accrued an amount equal to its potential liabilities on its financial statements as of the fiscal quarter ended March 31, 2019.

Regarding the termination of the Company’s relationship with certain executives, including the former Chief Executive Officer (“CEO”) of Authentidate Holding Corp., O’Connell Benjamin, the Company has been reviewing its severance obligations and the vesting of post-termination provisions.  The Company believes it has accrued all related severance costs as of March 31, 2019 related to past terminations.  The former CEO commenced an arbitration proceeding before the American Arbitration Association (“AAA”) on or about June 22, 2016 requesting severance compensation of $341,620 and other benefits, including the vesting of certain stock option awards, pursuant to an employment agreement.  The parties opted to pursue mediation in their attempt to resolve the matter, and a mediation session was held on October 30, 2017, but no resolution was reached.  The Company believes it has valid defenses to Mr. Benjamin’s claims and intends to defend this matter accordingly as the arbitration process ensues.

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

The Company is the plaintiff in a case captioned Peachstate Health Managment, LLC d/b/a Aeon clinical Laboratories v. Trimana LLC d/b/a Via Medical Center filed on April 29, 2016, in the State Court of Hall County, State of Georgia, Case No.:  2016-SV-246D.  Judgement in the amount of $104,652 was awarded by the court on March 12, 2018.  Service of the Summons and Complaint was perfected upon the defendant on October 11, 2017.  The defendant is a single member limited liability company, and its sole member has filed for bankruptcy protection.  His assets, a portion of which is his membership rights in the defendant company, has since been taken over by the bankruptcy Trustee, and the Company is evaluating its rights under both State law and Federal bankruptcy law.

The Company is the defendant in an action captioned Cogmedix, Inc. v. Authentidate Holding Corp. in the Superior Court of Worcester County, Commonwealth of Massachusetts, Case No.: 1685CV013188.  Suit was filed on September 6, 2016, based upon a purchase order dated December 6, 2013, alleging the principal amount of $227,061, and accumulating interest and attorney fees.  On February 15, 2018, judgement in the amount of $320,638 was awarded.  Thereafter, the parties entered into a Forbearance Agreement on October 17, 2018, wherein Plaintiff agreed to accept the compromised sum of $149,996 by Company making three (3) monthly payments of $25,000 from October 18, 2018 through December 2018, followed by five (5) monthly payment of $12,500 from January 18, 2019 through May 18, 2019, and a final payment of $14,996 on June 18, 2019.  All required payments have since been tendered, and the Company expects the remaining payments to likewise be made timely, with the case being resolved fully on June 18, 2019.

On September 15, 2015, the Company executed an amendment to the lease for its replacement offices in New Jersey.  The term of the lease was for six (6) years with annual rentals ranging from approximately $135,000 in the first year to $148,000 in its final year.  The lease provided the Company with opportunities for its early termination by the tender of a pre-negotiated amount on the 18th, 27th, and 36th month anniversary dates of the amendment.  As part of the lease terms, the Company provided a letter of credit (“LOC”) in the approximate amount of $121,000 as security for its lease payments.  In July 2017, the Company vacated the premises, and the landlord took possession of both the premises and the aforementioned LOC in the first quarter of fiscal year 2018, and subsequently leased the subject premises to a third party by at least the fourth quarter of fiscal year 2018.  The Company is evaluating its possible lease obligations and considering its alternatives, and, although not guaranteed, expects to be successful.

The Company is the defendant in an action captioned Grace Partners, LLC. v. Peachstate Health Management, LLC, in the Superior Court of the State of California, County of San Diego, Case No.: 37-2019-00007050-CU-BC-CTL.  Suit was filed on February 6, 2019, based upon the alleged breach of a lease dated August 25, 2015.  The Company ended its tenancy in August 2017, and the plaintiff is seeking monthly rent of $10,938.27 from that time onwards.  The Company timely filed its Answer on March 29, 2019, denying the claims of the plaintiff and intends to vigorously defend the claim  At the present time, management is unable to determine whether this claim will have a material impact on the Company’s financial condition, results of operations, or cash flow.

The Company, its Chief Executive Officer, and certain yet identified persons are defendants in a case captioned Carlotta Miraflor v. Peachstate Health Management, LLC d/b/a Aeon Global Health, et al., filed on October 4, 2017 in the United States District Court for the Central District of California, Case No.:  5:17-CV-02046-DSF-SP.  Service of the Summons and Compliant was made on January 3, 2018 and an Answer denying liability was timely filed with the Court Clerk.  The plaintiff is a principal of a corporate independent contractor which planned to provide marketing services to the Company pursuant to a services agreement.  The lawsuit was preceded by a Dismissal and Notice of Rights by the U.S. Equal Employment Opportunity Commission (“EEOC”) in July 2017, on the basis that the Plaintiff was determined to be a principal of a corporate independent contractor.  Notwithstanding this ruling the Plaintiff initiated suit alleging wrongful termination, retaliation, harassment, and other claims.  The lawsuit seeks monetary damages for Plaintiff’s alleged loss of earnings, emotional distress, punitive damages, attorney’s fees, and costs.    The court has ordered the case to mediation as part of its alternative dispute resolution program. The parties would proceed to trial if mediation is not successful.  The Company believes it has strong defenses to Plaintiff’s allegations and intends to vigorously defend the claim.  Management is unable to determine at this time whether this claim will have a material impact on the Company’s financial condition, results of operations, or cash flow.

The Company is also subject to claims and litigation arising in the ordinary course of business.  Our management considers that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

The Company has entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters.  Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights.  Payments by us under such indemnification clauses are generally conditioned on the other party making a claim.  Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract.  Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us.  It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2019, we are not aware of any obligations under such indemnification agreements that would require material payments.

11.                             Related Party Transactions

Except as disclosed herein, the Company has not entered into any material transactions or series of similar transactions with any director, executive officer or any security holder owning 5% or more of common stock since July 1, 2017.

AEON leases its facilities from Centennial Properties of Georgia, LLC under a lease agreement commencing April 2014, as amended January 20, 2016. The lease provides for a term of 12 years expiring March 2026. The lease payments range from $46,500 to a maximum of $60,000. In connection with the lease agreement, as security for its rent and other obligations under the lease, AEON has provided to the landlord a first priority lien and security interest in substantially all its assets. The landlord under the lease is Centennial Properties of Georgia, LLC a Georgia limited liability company. Centennial is owned by Hanif A. Roshan, Shawn Desai, Pyarali Roy and Sohail Ali, all of whom were AEON members and received common stock in the Company as a result of the AEON Acquisition. Mr. Roshan serves as the Chairman and CEO of the Company. Mr. Desai is the Chief Technology Officer of AEON. Mr. Roy is the Chief Strategy Officer of AEON. Related party rent expense for the three and nine months ended March 2019 and 2018 was approximately $149,000 and $446,000 and $144,000 and $432,000, respectively.

The Company holds certain related party notes payable to certain shareholders, its CEO and affiliates of board members of the Company, as detailed in Note 5. Interest expense relating to these notes amounted to approximately $47,000 and $137,000 and $32,000 and $95,000 for the three and nine months ended March 31, 2019 and 2018, respectively. The Company restructured the Senior Notes held by Mr. Roshan and Optimum Ventures and exchanged the Senior Notes held by them for senior secured Grid Notes.  As described in greater detail in Note 5, the maturity date of the 5% convertible notes held by the other holders of outstanding senior convertible notes was extended one year from March 20, 2019 to March 20, 2020.

The Company renewed a lease agreement with Hanif A. Roshan (the “landlord”) for a residential premise at 5455 Golf View Drive, Braselton, Georgia 30517 for a term of one year beginning on January 1, 2019 and ending on December 31, 2019 for a fixed rent in monthly installments of $7,500 due and payable by the first day of each month. The lease renews annually with a 3% increase in rent for each renewal. The tenant is responsible for utilities and insurance with the landlord responsible for maintenance and taxes on the premises. Rent expense was $23,900 and $71,500, and $22,500 and $67,500 for the three and nine months ended March 31, 2019 and 2018, respectively.

Certain of the Company’s affiliates, including members of its senior management and board, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with the Company and its affiliates, that create the potential for both real, as well as perceived, conflicts of interest.  These include certain with which the Company does business.  The Company does business with Kemah Palms, an entity that is majority owned by the Company’s Chairman and CEO, Hanif A. Roshan.  AEON generated approximately $4,700 in fiscal 2019 year-to-date and $10,000 in revenue from Kemah Palms in fiscal 2018.

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

Selected financial information related to the Company’s segments is presented below:

	Authentidate	AEON	Total

Three Months ended March 31, 2019
Net revenues	$377,142	$2,210,355	$2,587,497
Cost of revenues	96,163	1,045,335	1,141,498
Operating expenses	2,665,981	303,205	2,969,186
Operating income (loss)	(2,288,839)	1,907,150	(381,689)

Nine Months ended March 31, 2019
Net revenues	$580,701	$9,293,238	$9,873,939
Cost of revenues	136,046	3,666,213	3,802,259
Operating expenses	1,271,929	9,665,596	10,937,525
Operating income (loss)	(691,228)	(372,358)	(1,063,586)

Three months ended March 31, 2018
Net revenues	$244,135	$3,811,444	$4,055,579
Cost of revenues	44,297	913,816	958,113
Operating expenses	436,359	3,948,343	4,384,702
Operating income (loss)	(192,223)	(136,900)	(329,123)

Nine months ended March 31, 2018
Net revenues	$744,985	$12,199,868	$12,944,853
Cost of revenues	164,403	2,810,828	2,975,231
Operating expenses	1,644,812	11,385,524	13,030,336
Operating income (loss)	(899,827)	814,344	(85,483)

March 31, 2019
Total assets	$5,960,769	$4,636,757	$10,597,526

June 30, 2018
Total Assets	$7,532,512	$3,442,743	$10,975,255

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The AEON Acquisition

On January 27, 2016, Peachstate Health Management LLC, d/b/a AEON Clinical Laboratories (“AEON”) was merged into a newly formed acquisition subsidiary of Aeon Global Health Corp., formerly, Authentidate Holding Corp. (“Aeon Global” or the “Company”) (the “Aeon Acquisition”) pursuant to a definitive Amended and Restated Agreement and Plan of Merger dated January 26, 2016, as amended on May 31, 2016 and December 15, 2016 (collectively the “Merger Agreement”). The merger certificate was filed with the Secretary of State of Georgia on January 27, 2016, and AEON survived the merger as a wholly-owned subsidiary of AGHC. The closing of the AEON Acquisition occurred on January 27, 2016 and the Company filed a Current Report on Form 8-K on February 1, 2016 regarding the AEON Acquisition in accordance with the SEC regulations. In accordance with the Merger Agreement, the members of AEON prior to the effective time of the AEON Acquisition became holders of shares of the Company’s common stock, issuable in tranches as described in below. The acquisition of AEON requires that the Company pay certain Earnout Payments (as defined and described below) to the former members of AEON upon achievement of certain financial milestones. The Earn-out Payments must be paid in shares of the Company’s common stock. While the Earn-out Payments were initially set forth in the Merger Agreement, in July 2018, the Company, AEON and the former members of AEON (the “Former Members”), entered into a Settlement and Restructuring Agreement (the “Settlement Agreement”), which among other things, resolved certain disagreements among themselves relating to the interpretation of certain provisions of the Merger Agreement, including a number of elements of the Earn-out Payments. With respect to the determination of the Earn-out payments, pursuant to the terms of the Merger Agreement and the relevant provisions of the Settlement Agreement, the following terms apply:

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

(d)   Under the Settlement Agreement, in the event AEON achieves EBITDA (as adjusted in accordance with the Merger Agreement) of at least $21,483,749, in the aggregate, for the three calendar years ending December 31, 2018, (the “2018 Target”) then, on October 1, 2019,  subject to the completion of the audited financial statements of AEON for the calendar year ending December 31, 2018, the Company will issue the Former Members a fixed amount of 3,000,000 shares of the Company’s common stock (instead of such number of additional shares such that the total number of shares of the Company’s common stock issuable to the Former Members shall equal 85% of the issued and outstanding the Company’s common stock on a post-issuance and fully diluted basis (as was defined in the Merger Agreement). However, if the 2018 Target is not achieved, but AEON achieves EBITDA for the three calendar years ending December 31, 2018 of at least 75% of the 2018 Target, then on October 1, 2019, subject to the completion of the audited financial statements of AEON for the calendar year ending December 31, 2018, the Company shall issue the Former Members a fixed amount of 2,250,000 shares of the Company’s common stock.

(e)  The Settlement Agreement likewise provides that in the event AEON achieves EBITDA (as adjusted in accordance with the Merger Agreement) of at least $32,600,530, in the aggregate, for the four calendar years ending December 31, 2019 (the “2019 Target”), the Company will issue to the Former Members a fixed amount of 4,000,000 shares of the Company’s common stock (instead of such number of additional shares equal to an additional 5% of the total issued and outstanding shares of the Company on a post-issuance and fully diluted basis (as was defined in the Merger Agreement); resulting in the Former Members owing 90% of the issued and outstanding shares of the Company). However, if the 2019 Target is not achieved, but AEON achieves EBITDA for the four calendar years ending December 31, 2019 of at least 75% of the 2019 Target, then the Company shall issue the Former Members a fixed amount of 3,000,000 shares of the Company’s common stock.

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

In consideration of the restructuring of the consideration due to the Former Members under the Merger Agreement, the Company agreed to issue an aggregate of 2,500,000 shares of its common stock to the Former Members.  Such additional shares were issued to the Former Members on February 28, 2019, pro rata based on their respective percentage ownership of AEON prior to the Merger.

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

Basis of Presentation

On January 27, 2016, AEON completed the transactions contemplated by the Merger Agreement with the Company under which AEON merged with a wholly-owned subsidiary of the Company, operating as a separate entity. The merger was accounted for as a reverse acquisition with AEON treated as the acquirer for accounting purposes.  As such, the financial statements of AEON were treated as the historical financial statements of the Company.  For the periods prior to the closing of the reverse acquisition, the disclosure below relates to the historical business and operations of AEON.

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

AEON’s services are paid through a mix of reimbursement from Medicare, Medicaid and private health insurance along with a direct pay clientele. Currently, the top 50 payors represent over 90% of AEON’s billings with over 60% of these billings representing in-network insurance charges versus an industry average of 43%.  For the nine months ended March 31, 2019, one customer accounted for approximately 11% of AEON’s revenue.

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

Consistent with the last few years, we experienced additional reimbursement pressure from the AEON business during fiscal 2018 and fiscal 2019.  We expect this trend to continue for the remainder of fiscal 2019.  Health care market participants, including governments, continue to focus on controlling costs by (i) changing reimbursement for health care services (including but not limited to a shift from fee for service to capitation), (ii) changing medical coverage policies (e.g., health care benefits design), (iii) pre-authorization of laboratory testing, (iv) requiring co-pays, (v) introductory laboratory spend management utilities and payment, and (vi) patient care innovations.  As health plans and government programs require greater levels of patient cost-sharing, patient collections could be negatively impacted and adversely impact bad debt expense and potentially causing a shift to capitation arrangements where we agree to a predetermined monthly reimbursement rate for each member enrolled in a restricted plan, regardless of volume of our cost of services.

Fees for the laboratory services we provide are reimbursed by Medicare, Medicaid and commercial payers and are established in the clinical laboratory fee schedule (“CLFS”).  Historically, these fee schedules are subject to annual adjustments.  During the quarter ended March 31, 2019 and 2018, approximately 30% and 19%, respectively, of the Company’s laboratory testing revenue was reimbursed from Medicare under the CLFS with the balance of the Company’s revenue derived from commercial insurance providers and Medicaid.  For the quarter ended March 31, 2019 and 2018, respectively, approximately 68% and 86% of the Company’s revenues from laboratory services testing services were derived from the provision of toxicology testing services.

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

We experienced an overall 24% decrease in revenues for the nine months ended March 31, 2019, as compared to the nine months ended March 31, 2018, which was largely due to delays in receiving reimbursements from payors and reduced sample volumes.  The reimbursement delays resulting in a significant increase in the Company’s accounts receivable.

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

Critical Accounting Policies

The Company’s Critical Accounting Policies are listed in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information of certain accounting standards that have been adopted during fiscal 2019 and fiscal 2018 and certain accounting standards that we have not yet been required to implement but may be applicable to our future operations.

Results of Operations

Three and nine months ended March 31, 2019 compared to three and nine months ended March 31, 2018

Revenues were $2,587,497 for the three months ended March 31, 2019 compared to $4,055,579 for the three months ended March 31, 2018.  Revenues were $9,873,939 for the nine months ended March 31, 2019 compared to $12,944,853 for the nine months ended March 31, 2018. Revenues are down due to one of Aeon’s larger customers reduced activity and the realignment of the billing process and a reduction to our lab department to gain more focus on new lab processes.

Cost of revenues were $1,141,498 (44% of total revenues) for the three months ended March 31, 2019 versus $958,113 (24% of total net revenues) for the three months ended March 31, 2018.  Cost of revenues were $3,802,259 (39% of total revenues) for the nine months ended March 31, 2019 versus $2,975,231 (23% of total revenues) for the nine months ended March 31, 2018. The cost increase is due to increased constant cost to run the lab operations, including research and development for new processes.

Gross margin as a percent of revenue was 56% and 76% for the three months ended March 31, 2019 and 2018, respectively.  Gross margin as a percent of revenue was 61% and 77% for the nine months ended March 31, 2019 and 2018, respectively. Gross margin reduction is due to the reduction of revenues and its related cost of revenue.

Selling, general and administrative (SG&A) expenses were $1,703,189 (66% of total net revenues) for the three months ended March 31, 2019 compared to $2,621,869 (65% of total net revenues) for the three months ended March 31, 2018.  Selling, general and administrative (SG&A) expenses were $6,399,774 (65% of total net revenues) for the nine months ended March 31, 2019 compared to $8,775,806 (68% of total net revenues) for the nine months ended March 31, 2018. The reduction of SG&A is related to a decrease in sales commissions and reduction in personnel to control expenses.

Share based compensation expense was $11,135 for the three months ended March 31, 2019 versus $599,789 for the three months ended March 31, 2018.  Share based compensation was $376,872 for the nine months ended March 31, 2019 versus $650,948 for the nine months ended March 31, 2018.

Depreciation and amortization expense were $113,364 and $204,931 for the three months ended March 31, 2019 and 2018, respectively. Depreciation and amortization expense were $358,621 and $628,351 for the nine months ended March 31, 2019 and 2018, respectively.

Other income (expense) was $95,985 and $(1,380,287) for the three months ended March 31, 2019 and 2018, respectively.  Other income (expense) was $226,699 and $(1,241,079) for the nine months ended March 31, 2019 and 2018, respectively. For the current year the decrease in the other expense is due to a significant decrease in the decrease in warrant valuation and the loss of extinguishment.

(Expense) benefit for income taxes was $14,709 and ($3,102) for the three months ended March 31, 2019 and 2018, respectively.  (Expense) benefit for income taxes was $0 and $(4,496,341) for the nine months ended March 31, 2019 and 2018, respectively.

Net income (loss) available to common shareholders for the three months ended March 31, 2019 was $(356,694) or (0.04) per basic and diluted share as compared to a net loss available to common shareholders of $(1,798,211) or ($0.25) per basic and diluted common share in the prior year.  Net income (loss) available to common shareholders for the nine months ended March 31, 2019 was $(1,094,001) or $(0.14) per basic and diluted share as compared to a net loss available to common shareholders of $(6,079,998) or ($0.84) per basic and diluted common share in the prior year.

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

Cash Flows

At March 31, 2019, unrestricted cash and cash equivalents amounted to approximately $521,000 and total assets at that date were approximately $10,597,526 compared to cash and cash equivalents at March 31, 2018 of approximately $470,000 and total assets of approximately $12,568,000. As of March 31, 2019, the Company had a working capital deficit of approximately $4,059,532.  Our current estimated monthly cash requirement is approximately $800,000. Currently, our available cash and cash equivalents as of the filing date of this Quarterly Report on Form 10-Q is approximately $1,641,900. Net cash used by operating activities for the nine months ended March 31, 2019 was approximately $(202,348).

Going Concern

As of the filing date of this Quarterly Report on Form 10-Q, and after giving effect to the recent note exchange transaction described in greater detail in Note 5 of the Notes to Condensed Consolidated Financial Statements, there is outstanding an aggregate principal amount of  $3,113,618 of notes, consisting of (i) an aggregate principal amount of $1,698,169 of senior secured convertible notes with a maturity date of March 20, 2020, (ii) a maximum aggregate principal amount of $2.0 million of senior secured grid notes with an aggregate outstanding principal amount of $1,415,449 with a maturity date of June 30, 2020, and (iii) a secured note subordinated to the interests of the existing lenders in the current principal amount of $12,700 with a maturity date of June 15, 2018.  We continue to make principal payments each month on this subordinated note while negotiating an extension.  We expect existing resources, revenues generated from operations, and proceeds received from other transactions we are considering (of which there can be no assurance) to satisfy working capital requirements for at least the next twelve months, however, no assurances can be given, that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy our other obligations.  The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties.  Accordingly, the Company needs to raise additional capital and is exploring potential transactions to improve its capital position.  Unless we increase revenues substantially or generate additional capital from other transactions, current cash resources will only satisfy working capital needs for a limited period of time.

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

On September 15, 2015, the Company executed an amendment to the lease for its replacement offices in New Jersey.  The term of the lease was for six (6) years with annual rentals ranging from approximately $135,000 in the first year to $148,000 in its final year.  The lease provided the Company with opportunities for its early termination by the tender of a pre-negotiated amount on the 18th, 27th, and 36th month anniversary dates of the amendment.  As part of the lease terms, the Company provided a letter of credit (“LOC”) in the approximate amount of $121,000 as security for its lease payments.  In July 2017, the Company vacated the premises, and the landlord took possession of both the premises and the aforementioned LOC in the first quarter of fiscal year 2018, and subsequently leased the subject premises to a third party by at least the fourth quarter of fiscal year 2018.  The Company is evaluating its possible lease obligations and considering its alternatives, and, although not guaranteed, expects to be successful.

Other Matters

The events and contingencies described below have impacted or may impact our liquidity and capital resources.

In connection with the private placement of Series D Preferred Stock in June 2013, we issued 665,000 shares of Series D 5% Convertible Preferred Stock.  Presently, there are 605,000 shares of Series D Preferred Stock outstanding.  The shares of Series D Preferred Stock are convertible into 619,154 shares of common stock at the conversion rate of $9.77139 per share. Each share of Series D Preferred Stock has a stated value of $10.00 per share.  The Company has the right to repurchase these shares at the stated value per share, plus accrued and unpaid dividends and to require the holders to convert such securities into common stock starting in June 2016.  Each holder of Series D Preferred Stock has the right to require the holders to convert such securities into common stock at any time commencing on the six-month anniversary date of the issue date.  The Series D Preferred Stock pays dividends at the rate of 5% per annum, payable in cash or shares of common stock, at the rate of 5% per annum, payable in cash or shares of common stock, at the Company’s option, subject to certain limitations.  At March 31, 2019 the Company had accrued dividends on the shares of Series D Preferred Stock in the amount of approximately $228,700.

Further, there are 25,000 shares of Series E Preferred Stock outstanding which also accrue dividends at the annual rate of 5% of the issue price payable on a semi-annual basis.  The shares of Series E Preferred Stock were issued in March 2017 in exchange for the surrender of the previously outstanding shares of Series B Preferred Stock.  At March 31, 2019, the Company has accrued dividends in the amount of approximately $28,400 on the shares of Series E Preferred Stock.

On March 1, 2017, the Company extended the expiration date of an aggregate of 309,547 outstanding common stock purchase warrants which were original issued in March and September 2012 in separate private placements of the Company’s securities. Of the warrants extended, an aggregate of 124,370 warrants would otherwise have expired on March 15, 2017, and 185,177 would have expired on September 29, 2017. In both cases, the expiration date of the warrants has been extended to September 29, 2018. These warrants have an exercise price of $12.06 per share. On September 26, 2018, the Company extended the expiration date of these warrants for a period of one year to September 29, 2019.  Other than the extension of the term of these warrants, the provisions of the warrants remain unchanged.

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

In connection with the above note exchange transaction consummated in March 2017, the Company exchanged all outstanding shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) for shares of a new series of convertible preferred stock designated as Series E Convertible Preferred Stock (the “Series E Preferred Stock”).  Accordingly, on March 20, 2017, the Company also entered into a separate exchange agreement with the holder of the shares of Series B Preferred Stock, to exchange such shares for a total of 25,000 shares of Series E Preferred Stock.  The Shares of Series E Preferred Stock are initially convertible by the holder into an aggregate of 187,000 shares of commons stock at the initial conversion rate of $4.00 per share.  The conversion price of the new preferred stock will be subject to adjustment solely in the event of stock dividends, combinations, splits recapitalizations, and similar corporate events and does not provide for general price-based anti-dilution adjustments.  Each share of Series E Preferred Stock has a stated value of $30.00 per share.  On March 20, 2017, the Company filed with the State of Delaware a Certificate of Designations, Rights and Preferences and Number of Shares of Series E Convertible Preferred Stock, referred to as the Series E Designation.  The Series E Preferred Stock has the following rights and preferences: (i) each holder of the Series E Preferred Stock will have the right, at any time, to convert the shares of Series E Preferred Stock into shares of common stock, (ii) the Series E Preferred Stock will be redeemable at option commencing one year after the closing date (provided that the Company’s common stock is listed on a national securities exchange at such time) and (iii) the Series E Preferred Stock will pay dividends at a rate of 5% per annum in cash.  Pursuant to the exchange for the preferred stock, the holder of the shares of Series B Preferred Stock agreed to waive all unpaid dividends that had accrued on the shares of Series B Preferred Stock.

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

The Grid Notes were issued in consideration of the exchange of (i) an aggregate principal amount of $759,869 of Senior Notes held by Hanif A. Roshan and (ii) an aggregate principal amount of $591,613 of Senior Notes held by Optimum Ventures, LLC.  Upon the closing, a Grid Note was issued to each of the Lenders in a maximum principal amount based on the relative percentage of the original notes that were held by them.  The maximum principal amount under the Grid Note issued to Hanif A. Roshan is $1,100,000 and the maximum principal amount under the Grid Note issued to Optimum is $900,000.  Each Grid Note issued also reflects an outstanding principal amount equal to the sum of the aggregate principal amount of the Senior Notes held by each Lender, plus the accrued but unpaid interest thereon.  The aggregate principal amount of the Grid Notes outstanding as of the closing date of the Note Restructuring Transaction, and at March 31, 2019 was $1,415,449. The closing of this transaction occurred on July 19, 2018.  The Grid Notes are on parity with an outstanding principal amount of $1,698,169 of the other outstanding convertible Senior Notes and, subject to certain exceptions, are senior to other existing and future indebtedness of the Company and, together with the remaining Senior Notes, are secured by a first priority lien on all of the Company’s assets to the extent and as provided in a Security Agreement entered into between the Company, the Lenders and the holders of the other Senior Notes (the “Convertible Note Holders”). The Grid Notes contain customary covenants against incurring additional indebtedness and granting additional liens and contains customary events of default, which terms are substantially the same as the corresponding provisions of the original notes.  Upon the occurrence of an event of default under the Grid Notes, the Lenders may require the Company to repay all or a portion of the note in cash, at a price equal to 110% of the principal, plus accrued and unpaid interest.

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

Subordinated Note

On April 24, 2017, the Company entered into a settlement and mutual release with its former Chief Financial Officer (“CFO”), William A. Marshall to resolve an outstanding arbitration proceeding.  Pursuant to the separation agreement and general release, the Company agreed to provide the following to the former CFO: (i) cash payments totaling $170,000 to be paid over time through May 15, 2018, (ii) a lump sum severance payment of $90,000 payable on June 15, 2018, (iii) the issuance of a total of 12,835 vested shares of common stock pursuant to the terms of the restricted stock units granted in January 2013 and January 2017, and (iv) 27,388 stock options previously granted became vested and exercisable for the duration of their original exercise periods, subject, however to the terms of a lockup agreement.  Pursuant to the settlement agreement, the Company issued a secured senior promissory note, subordinated to the interests of the existing lenders, which provides for events of default that are customary for similar transactions. We continue to make principal payments each month while negotiating an extension, have reduced the indebtedness to $12,700 as of the filing date, and expect to extinguish the obligation in full by June 2019.  Although no guarantee can be given, management anticipates that it will be able to extend or otherwise modify the Company’s obligations under the notes for an additional period or periods.

Off-Balance Sheet Arrangements

We have not created and are not party to any special-purpose or off-balance sheet entities for raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into the Company’s financial statement that are reasonably likely to materially affect liquidity or the availability of capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. These indemnification provisions are generally included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, obligations under these arrangements may be limited in terms of time and/or amount and, in some instance, we may have recourse against third parties for certain payments made by us. It is not possible to predict maximum potential amount of future payments under these indemnification agreements due to the conditional nature of these obligations and the unique facts of each particular agreement. We have not historically made any payments under these agreements that have been material individually of in the aggregate. As of March 31, 2019, we are not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date and we believe inflation will continue to have an insignificant impact on us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2019, we are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. Nevertheless, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At March 31, 2019, unrestricted cash totaled approximately $521,000 and was in non-interest-bearing checking accounts used to pay operating expenses.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure control and procedures, as defined in Rules 13a-15 (e) and 15d-15 (e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports within the time periods specified in the SEC’s rules and forms.  This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and interim CFO, as appropriate, to allow timely decisions regarding required disclosure. As of the date of this report our CEO also serves as our CFO.  Our management, under the supervision and with the participation of its CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Our management identified material weaknesses in the control environment described below, and based on that evaluation, because of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2019.  In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with GAAP.  Accordingly, the CEO and CFO believe that the financial statements included in this report fairly represent in all material respects (and in accordance with GAAP) our financial condition, results of operations and cash flows for the periods presented.

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

•                                          Due to the weaknesses in our system of internal controls, we restated our financial statements for the fiscal quarter ended September 30, 2018 due to an error in the classification of certain notes payable and related errors in valuing the conversion feature of such notes, which resulted in an understatement of our net loss by an amount of $185,581 for such period.  On January 25, 2019, we filed an amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018 to report such restated financial statements. We had previously determined that our accounting of inventory was not correct in the interim financial statements for the periods ended September 30, 2016, December 31, 2016 and March 31, 2017.

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

Remediation of Material Weaknesses in Internal Control over Financial Reporting

Considering the material weakness described herein, we have implemented improvements in our internal control over financial reporting.  The improvements are from creating proper policies and procedures.  Made measurements and adjustments where a need is identified to ensure the performance of these policies. The implementation of the procedures have given the company a more progressive process and developed a more proactive process.  Management is committed to continued planning and implementation of remediation efforts to address the material weaknesses and to enhance our overall financial control environment.  In this regard these initiatives include:

Control Environment -

The company has improved the documentation around conclusions reached in the financial statements. Where essential with the limited personnel, we continue to enforce the correct application of GAAP to our financial statements with adherence to written policies and procedures; as well as improved the processes to best implement the controls in place for the preparation of said financial statements.

Notwithstanding these measures, due to the downsize of personnel and nature of the Company, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

Monitoring and Control Activities - To further strengthen internal control over financial reporting at the process level, we have performed certain remedial actions, including conducting an internal evaluation of accounting methodologies, reporting architecture, review existing personnel and propose a specific course of action to ensure compliance with all facets of accounting and external reporting. During this time, we have modified those activities where necessary to accommodate the same activities with the downsizing of personnel. During fiscal 2019, we have reviewed and revised written policies and procedures with detailed controls incorporated for each transaction cycle within the Company, including the procedures and controls that need to be in place to properly account and communicate transactions on a timely basis to financial and non-financial personnel.

To address the recent departure of our former CFO, the Company is seeking to appoint a new qualified individual to serve as our CFO. However, since we have not yet replaced our former CFO and due to the duration for which the other corrective measures we have taken have been operative, management does not believe that independent testing of the effectiveness the corrective measures is warranted and therefore, does not believe that all of the material weaknesses have been remediated. Until the measures can be fully implemented and the operational effectiveness of related internal controls validated through testing, the material weaknesses described above will continue to exist. However, when fully implemented and operational, we believe that the measures described above will remediate the control deficiencies we have identified. We intend to continue to diligently review and improve our financial reporting controls and procedures. As we continue to evaluate and improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify certain of the policy and procedure measures as described above.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Item 1 of Part I, “Financial Statements - Note 11 - Commitments and Contingencies.

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

The Company’s capital requirements have been and will continue to be significant.  We are expending significant amounts of capital to develop, promote and market our services.  Available cash and cash equivalents as of March 31, 2019 totaled approximately $521,000 and as of such date our working capital deficit was approximately $4,059,532.  Available cash and cash equivalents as of the filing date of this Quarterly Report on Form 10-Q is approximately $1,641,900 and estimated monthly operational requirements are approximately $800,000.  We used approximately $(202,348) and $(1,152,000) in cash from operations for the nine months ended March 31, 2019 and 2018, respectively.  Further, as of the filing date of this Quarterly Report on Form 10-Q, there is outstanding an aggregate principal amount of $3,113,618 of notes, consisting of (i) an aggregate principal amount of $1,698,169 of senior secured convertible notes with a maturity date of March 20, 2020 and (ii) a maximum aggregate principal amount of $2.0 million of senior secured grid notes with an aggregate outstanding principal amount of $1,415,449 with a maturity date of June 30, 2020.  In addition, there is outstanding a secured note subordinated to the interests of the senior lenders with a remaining principal balance in the amount of $12,700 to the Company’s former CFO, which is currently due and payable.  We continue to make payments each month on the subordinated note while negotiating an extension.  Although no guarantee can be given, management anticipates that it will be able to extend or otherwise modify the Company’s obligations under the notes for an additional period or periods.  We expect the Company’s existing resources, revenues generated from operations, and proceeds received from other transactions we are considering (of which there can be no assurance) to satisfy working capital requirements for at least the next twelve months, although no assurances can be given that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy other obligations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.  Accordingly, we need to raise additional capital from other transactions, the Company’s current cash resources will only satisfy working capital needs for a limited period of time.

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

•                  the need to repay indebtedness;

•                  the extent and terms of any development marketing or other arrangements; and

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2018.  As reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, we identified material weaknesses in our internal control over financial reporting and concluded that we did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  For a detail description of these material weaknesses, see Item 4, “Controls and Procedures”.  Moreover, other material weaknesses may be identified.  Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected.  As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements.

We continue to need to complete the tasks of remedying all the identified material weaknesses, including testing compliance with our new written policies and procedures.  This work is anticipated to continue through fiscal 2019 and into our next fiscal year.  For a detailed description of the Company’s remedial efforts, wee Item 4, “Controls and Procedures.” Three can be no assurance as to when all the material weaknesses will be remedied.  Until the Company’s remedial efforts are completed, management will continue to devote significant time and attention to these efforts, and we will continue to incur expenses associated with the additional procedures and resources required to prepare the condensed consolidated financial statements.  Certain of the Company’s remedial actions, such as hiring additional qualified personnel to implement the reconciliation and review procedures, will be ongoing and will result in the Company incurring additional costs even after the material weaknesses are remedied.

If we are unsuccessful in implementing or following the remediation plan, or failing to update the Company’s internal control over financial reporting as the business evolves or to integrate acquired businesses into the Company’s controls system, we may not be able to timely or accurately report the Company’s financial condition, results of operations or cash flows or to maintain effective disclosure controls and procedures, we could be subject to, among other things: (i) regulatory or enforcement actions by the SEC, (ii) an inability for us to be accepted for listing on any national securities exchange in the neat future, (iii) securities litigation, or (iv) a general loss of investor confidence, any one of which could adversely affect the Company’s business prospects and the market value of its common stock.  Further there are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures.  We could face additional litigation exposure and a greater likelihood of an SEC enforcement or other regulatory action if further restatements were to occur or other accounting-related problems emerge, which may adversely affect the Company’s financial condition, results of operations and cash flows.

The Company’s outstanding debt may impair our financial and operating flexibility.

As of March 31, 2019, there was an aggregate principal amount of senior indebtedness of $3,113,618, which consisted of (i) an aggregate principal amount of $1,698,169 of senior secured convertible notes with a maturity date of March 20, 2020 and (ii) a maximum aggregate principal amount of $2.0 million of senior secured grid notes with an aggregate outstanding principal amount of $1,415,449 with a maturity date of June 30, 2020. In addition, there is outstanding secured note subordinated to the interests of the existing senior lenders with a remaining principal amount of $12,700, which is the amount currently due and payable.  All of the outstanding notes contain covenants and events of default customary for transactions of this nature.  For example, the outstanding senior secured notes include restrictions against incurring additional indebtedness and granting further security interests on the Company’s assets.  Without the consent of the holders of these senior debt instruments, we must comply with these restrictions.  Among the defined events of default are defaults of the Company’s payment obligations.  Breach of any material covenant or representation of the notes or the related transaction agreements, and the commencement of proceedings under applicable U.S. federal or state bankruptcy, insolvency, reorganization or other similar laws either against us or by us.  In the event of default under the notes, a holder may require us to repay all or a portion of the outstanding principal, plus interest and certain of the outstanding debt instruments also require that any repayment due to a default will require immediate repayment of the principal and accrued interest, and we will be required to repay these securities, which may have an adverse effect on the Company’s cash position.  If we are unable to make the scheduled principal and would likely have a material adverse effect on the business, financial condition and results of operations.  Further if we are unable to repay the secured debt instruments when due, or upon an event of default, the holders could foreclose on the Company’s encumbered assets.

The exercise of the Company’s outstanding options, restricted stock units and warrants, or conversion of our outstanding convertible debt and convertible preferred stock, may depress our stock price and dilute your ownership of the company.

As of March 31, 2019, the following options, restricted stock units and warrants were outstanding:

•                                Employee stock options to purchase approximately 196,893 shares of common stock at exercise prices ranging from $1.75 to $36 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $11.49 per share.

•                                Director stock options to purchase approximately 640,060 shares of common stock at exercise prices ranging from $0.67 to $36.54 per share, all of which are exercisable. The weighted average exercise price of the outstanding and exercisable options is $2.72 per share

•                                Warrants to purchase approximately 3,301,000 shares of common stock with a weighted average exercise price of $3.23 per share.

•                  An aggregate of approximately 48,000 unvested restricted stock units.

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

As of March 31, 2019, there was an aggregate principal amount of $1,698,169 of outstanding convertible debt, which, subject to certain limitations, may be convertible by holders into an aggregate of 1,415,140 shares of common stock.

To the extent that these securities are exercised or converted, or we issue additional common shares, dilution to stockholders will occur.  In addition, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of these securities can be expected to exercise or convert them at a time when we could expect to be able to obtain needed capital on terms more favorable to us than the exercise and conversion terms provided by those securities.  Further, in the event that conversion price of outstanding convertible debentures or shares of convertible preferred stock is lower than the actual trading price on the day of conversion, the holders could immediately sell their converted common shares, which would have a dilutive effect on the value of the outstanding common shares.  The significant downward pressure on the trading price of common stock as preferred stock or debentures holders converted these securities and sell the common shares received on conversion could encourage short sales by the holders of preferred stock or other security holders. This would place further downward pressure on the trading price of common stock.  Even the mere perception of eventual sales of common shares issued on the conversion of the shares of preferred stock or debentures could lead to a decline in the trading price of the common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

a)	Sales of Unregistered Securities

Except as previously disclosed in reports filed with the SEC pursuant to the Securities and Exchange Act of 1934, as amended, and as described elsewhere in this Quarterly Report on Form 10-Q, we did not sell unregistered securities during the quarter ended March 31, 2019.

b)	Not applicable

c)	Repurchase of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2019.

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

Dated: June 17, 2019