Form 10-K
period 2019-06-30
Aeon Global Health Corp.
filed 2019-10-15
CIK 885074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: (December 31, 2018) $7,383,706 for Aeon Global Health Corp.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 9,915,064 as of October 9, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

Part III of this report incorporates information by reference from the Company's definitive proxy statement, which proxy statement was filed with the Securities and Exchange Commission on October 26, 2018.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report, words such as "may," "should," "seek," "believe," "expect," "anticipate," "estimate," "project," "intend," "strategy" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include:

●

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

●

Significant fines, penalties, costs and/or damage to the Company's reputation arising from the failure to comply with U.S. and international privacy and security laws and regulations, including the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), Health Information Technology for Economic and Clinical Health Act, U.S. and state laws and regulations, and laws and regulations of the European Union and other countries;

●

Loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of, the law or regulations of the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988;

●

Penalties or loss of license arising from the failure to comply with the U.S. Occupational Safety and Health Administration requirements ("OSHA") and the U.S. Needlestick Safety and Prevention Act, or similar laws and regulations of U.S., state, local or international agencies;

●

Fines, unanticipated compliance expenditures, suspension of manufacturing, enforcement actions, injunctions, or criminal prosecution arising from failure to maintain compliance with current good manufacturing practice (cGMP) regulations and other applicable requirements of various regulatory agencies;

●	Changes in testing guidelines or recommendations by government agencies, medical specialty societies and other authoritative bodies affecting the utilization of laboratory tests;

●

Increased competition, including price competition, competitive bidding and/or changes or reductions to fee schedules and competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry;

●	Failure to obtain and retain new customers or a reduction in tests ordered, specimens submitted, or services requested by existing customers;

●	Customers choosing to insource services that are or could be purchased from the Company;

●	Damage or disruption to the Company's facilities;

●	Failure to identify, successfully close and effectively integrate and/or manage newly acquired businesses; and

●	Adverse results in litigation matters.

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

On January 27, 2016, Aeon Global Health Corp. ("AGHC" or the "Company") (formerly, Authentidate Holding Corp. or "AHC") completed its merger (the "AEON Acquisition") with Peachstate Health Management, LLC d/b/a AEON Clinical Laboratories, a privately held Georgia limited liability company ("AEON"), pursuant to a definitive Amended and Restated Agreement and Plan of Merger dated January 26, 2016, as amended on May 31, 2016 and December 15, 2016, collectively referred to herein as the "Merger Agreement". The merger certificate was filed with the Secretary of State of Georgia on January 27, 2016. AEON survived the AEON Acquisition as a wholly-owned subsidiary of the Company. The merger was accounted for as a reverse acquisition with AEON treated for accounting purposes as the acquirer. As such, the financial statements of AEON are treated as the historical financial statements of the Company. Effective as of the closing of the AEON Acquisition, AEON changed its fiscal year end from December 31 to June 30 to conform to AHC's fiscal year. For the periods prior to the closing of the AEON Acquisition the disclosure below relates to the historical business and operations of AEON. Subsequently, effective January 31, 2018, the Company changed its corporate name to Aeon Global Health Corp. The AEON Acquisition requires certain Earn-out Payments (as defined and described below under the caption "Business - Certain Transactions - Earn-out Payments") to be paid to the former members of AEON upon achievement of certain financial milestones. The Earn-out Payments must be paid in shares of the Company's common stock.

Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise required, references to "AGHC," "we," "us," "our," the "Company" and similar references refer to AEON Global Health Corp. and its subsidiaries. References below to "AEON" refer to the clinical laboratory testing services provided through the Company's AEON subsidiary.

ITEM 1. BUSINESS

General

The Company and its subsidiaries provide an array of actionable clinical services to health care professionals through its wholly-owned AEON subsidiary. Following the full consummation of the AEON Acquisition, the business conducted by AEON became the primary the business conducted by the Company.

AEON's services encompass medical tests used for: (1) monitoring both therapeutic drugs and drugs of abuse; (2) the ability of an individual to metabolize or potentially have an adverse reaction to a number of drugs and other compounds; (3) the potential risk of an individual to develop certain cancers based on genetics; and (3) various other specialized tests.

The Company continues to provide its legacy (AHC) secure web-based revenue cycle management applications; and, telehealth products and services that enable health care clinical testing organizations to increase revenues, improve productivity, reduce costs, coordinate care for patients, enhance related administrative and clinical workflows and compliance with regulatory requirements. Web-based services are delivered as Software as a Service (SaaS) to customers interfacing seamlessly with billing, information and records management systems.

The AEON Business

AEON's primary focus is on the production of actionable medical information for value-based medicine. This includes the testing of patients’ urine or saliva for the presence of drugs or chemicals in addition to determining and analyzing patients’ DNA profiles.

AEON is an innovator in the genomic testing market segment with a comprehensive menu of genetic tests to include pharmacogenomics, cancer genetic and molecular microbiology testing already available and a strong pipeline of genetic test platforms in development capable of being brought to market over the next year. AEON continually invests in advancing and broadening its testing capabilities to remain at the forefront of creating genetic profiles to address the rising demand for personalized and value-based medical care to assist in guiding the medical decisions-making process for the pro-active prevention, diagnosis, and treatment of diseases. AEON strives to offer unique core competencies in support of personalized medicine with superior service levels. Genomic testing is more complex than conventional toxicology testing requiring both a unique knowledge and much more sophisticated laboratory science minimizing the competitive landscape.

Toxicology remains the majority of AEON's testing volume and will continue to play an important role in AEON's business strategy. AEON's toxicology testing provides information about medications and other substances in the patients’ systems. Information derived from typical urine or oral fluid samples help guide clinician’s treatment of patients. Similarly, toxicological testing ensures the safe use of medical prescriptions and is designed to help doctors provide the highest level of care. AEON offers a comprehensive spectrum of toxicology tests to produce results under quality assurance standards consistent with those required by regulatory bodies.

AEON supports its national client base from its Gainesville, Georgia headquarters. AEON is focused on technological innovation and efficiency, utilizing state of the art testing equipment and proprietary methodologies to provide some of the fastest and most reliable test results in the nation. AEON focuses on a service model that emphasizes the importance of the test result for both client and patient. By focusing on fast, accurate turnaround of test results and the ability to integrate directly with electronic medical records, AEON believes it is able to provide clients a unique service that unmatched by larger clinical laboratories. With a greater emphasis on its service model, AEON is ideally positioned to be a preferred lab provider for personalized medicine.

A more specific summary of AEON's principle testing services include:

•

Medical Toxicology. Utilizes HPLC-Tandem Mass Spectrometry testing and provides information about medications and other substances in the patient's system from either urine or oral fluid samples with a rapid 48 to 72-hour turnaround time. This information helps guide a clinician's treatment of a patient and helps to ensure the safe use of prescription and other medications in pain management, substance abuse, hospital, and other clinical applications and is also routinely used in employment screening and law enforcement. Media outlets have reported multiple stories detailing the growing crisis that has resulted from the abuse of prescription and illegal drugs. AEON uses the latest innovations in mass spectrometry technology to identify individual drugs in patient specimens. AEON provides confirmatory testing to identify and quantify the levels of these drugs. AEON's drug testing technology can identify more than 70 drugs and metabolites in urine and oral fluid samples. This information helps physicians determine whether their patients are compliant with their prescription regimens as well as whether they may be abusing illegal drugs.

•

DNA Pharmacogenomics. Applies the field of genomics to improve the efficacy and safety of therapeutics. Pharmacogenomics is genetic-based testing to determine patient therapy. Pharmacogenomics testing provides a "personalized" comprehensive report based on DNA profiles that indicate metabolic rates for defined medications. This information helps guide physician's medication selections including dosages, leading to targeted and personalized therapy to enable the efficient selection of medications and therapies while reducing side effects and the use of ineffective medication regimens. Such testing may be of substantial value to accountable care organizations and employer-based health plans as it may be able to help identify those individuals whose genetic makeup might impact how they react to certain medications.

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

•

Molecular Microbiology.  Identifies microorganisms including viruses, bacteria and parasites through amplified DNA or RNA detection versus traditional microbiology procedures using culture to grow potential microorganisms. This technique is rapid and highly sensitive, eliminating the need for culturing.  Results can be obtained for a variety of pathogens within hours instead of days, creating a powerful diagnostic tool for physicians. AEON's women's health infectious disease panel, for example, tests for the presence of more than 30 different organisms from a single swab obtained during a doctor's visit.

AEON’s Cancer Detect Profile test provides information on a range of hereditary cancers detailing the connection between a patient’s unique DNA profile and their risk of developing certain prevalent cancers. AEON provides high quality, cost-effective genetic testing for hereditary cancer markers using highly advanced nucleic acid extraction, next-generation sequencing and bioinformatics technologies.

AEON’s highly qualified scientists, along with certified genetic counselors are analyze and interpret our reports and are available to provide consultation. These results help health care professionals, patients, and their families make future medical care decisions depending on the genomic mutations and associated cancers risks.

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

Scientific Core Competencies

AEON success has been driven by its strong scientific team which has extensive experience. The more than 30 members of AEON's scientific team are involved in the operations of its laboratory continually working on research and development activities to expand the scope of testing offered. Eight members of the scientific team have advanced degrees including three with Doctoral degrees. AEON's utilizes proprietary sample preparation methods to achieve the most accurate results.

Revenue & Operations

AEON provides testing services to a broad range of health care providers and other customers. The primary client groups serviced by AEON include:

●	Physicians
●	Clinics
●	Medical Centers
●	Hospitals
●	Accountable Care Organizations (ACOs)
●	Rehabilitation Centers or Intensive Outpatient Care Centers
●	Employer Health Programs

Billing for laboratory services is complex involving many payors to include: managed care organizations ("MCOs"), Medicare, Medicaid, physicians and physician groups, hospitals, patients and employer groups. All have different billing requirements. Billing process arrangements with third-party administrators also add to the complexity of the billing process and tests ordered by physicians may be billed to different payors, depending on the varying medical benefits of their patients.

The delivery of, and reimbursement for, health care continues to change, impacting all stakeholders, including the clinical laboratory business. Medicare, Medicaid and insurers continue to increase their cost control parameters, utilization and delivery of health care services. Measures to regulate health care delivery in general and clinical laboratories in particular have resulted in reduced prices, added costs and decreased utilization of clinical laboratories by increasing complexity and adding new regulatory and administrative requirements. The Company expects the continuing pressure in the reduction of government reimbursements.

AEON is working pro-actively to become an in-network provider under contract with all its private health insurance payors. This will result in higher volumes and greater collections. AEON has a dedicated staff focused on contracting with private health insurance payors and receiving the credentialing required to be an in-network provider.

AEON markets its services across to a wide range of physician specialties, physician organizations, behavioral and mental health rehabilitation groups, third-party administrators ("TPAs"), pharmacy benefit managers ("PBMs"), small-medium-large health care systems accountable care organizations ("ACOs"), employer health programs and hospitals utilizing multiple channels including direct marketing, independent agents and distributors.

AEON's three principal marketing channels include:

1.	Direct Marketing - AEON employees call direct on accounts ranging from large, national payors to individual physicians.
2.	Independent Agents - AEON has relationships with independent agents calling on doctors and selling AEON's multiple products and services.
3.	Distributors - AEON maintains relationships with organizations selling/promoting other medical-related products offering AEON's testing services as add-on services to their own value propositions.

AEON's early marketing strategy involved a direct field salesforce and independent agents calling on individual/independent physicians. AEON's sales and marketing strategy was to leverage AEON's service-oriented approach. AEON's primary differentiator is its willingness to develop a strong interface with medical providers’ electronic medical records (EMR) systems creating "stickier" relationships resulting in higher retention due to higher switching costs. To date, AEON maintains connectivity with numerous EMR vendors.

AEON continues to refining its marketing strategy placing a greater emphasis on identifying new revenue streams to include large national payors, national management companies, ACOs, hospital systems, treatment centers, specialized physician practices, employer health programs and developing relationships with other clinical labs.

AEON focus on larger accounts increases will result in a reduction in independent agents resulting in improved control and a lower per test costs. However, in the near-term, the volume of independent agent-driven testing will remain a significant source of revenue.

Market Landscape & Competition

The clinical laboratory market segment is inherently competitive. AEON competes with laboratories owned by hospitals, independent clinical and anatomical pathology laboratories, and physician office laboratories. Based on industry data, it is estimated that in 2017, the U.S. clinical laboratory testing market size was approximately $59.6 billion. AEON estimates the clinical laboratory market to maintain a 2.5% to 3% annual growth rate resulting in a market size of approximately $69.0 billion by 2023. Results of clinical laboratory tests drive 70% of all treatment decisions. Demand for clinical laboratory services is expected to continue due to: (1) a continued trend towards preventative care, (2) the aging population, (3) higher illicit drug use, and (3) the increasing trend towards personalized and value-based medicine. AEON management believes that large health care organizations including payors, providers and administrative service providers will drive increasing testing volumes as they strive to guide the treatment of patients, ensure safe use of prescriptions and help doctors provide the highest level of care.

AEON believes that its primary differentiators and competitive advantage include:

●	Solutions - AEON provides a full suite of medical testing solutions with rapid reporting.
●

Processes - AEON complements its skilled medical and analytical staff with the use of robotic testing systems for precision and speed; each step is automated to avoid human error. This approach enables AEON to provide the fastest, most-reliable turn-around times in the industry for each professional test.

●

Reviews - AEON reviews every test result multiple times for complete confidence. Testing outcomes are reviewed by two professionals (with degrees in biology, chemistry or related sciences), then the final report undergoes a third review by a senior scientist before being released. Human touch provides oversight that cannot be achieved by fully-automated reporting processes.

●

Reports - Testing reports are comprehensive and easy-to-understand. In each testing protocol, the outcomes are produced in formats for a physician’s ease of comprehension, and subsequently delivered via secured portal, fax or electronic medical record ("EMR").

●

Assistance - AEON provides professional assistance in the interpretation of results. Trained scientists and/or genetic counselors are on-hand to help physicians understand results for integration into patient treatment plans.

●

Retention - AEON has performed validation studies to allow it to retain tested specimens internally for four months to allow for re-testing if required. This provides an additional level of confidence to referring physicians.

●

Compliance - AEON employs full-time staff focused on compliance and regulation. All employees adhere strictly to AEON's compliance program through continuous training, education and AEON's Medical Testing Marketing Platform ("MTMP"). Employees are held to the highest regulatory and ethical standards while retaining a focus on customer satisfaction.

●	Training - Training is provided regularly to AEON customers by integrating medical testing into the protocols of a customer's practice and ensuring proper testing is always followed.
●	Collaboration - AEON employees are hands-on partners with their customers, providing proactive support, patient education and long-term integration of medical testing within the practice or clinic.

Toxicology laboratories test an individual's blood, urine or saliva for the presence of drugs or chemicals. Hospitals, physicians and other health care providers, commercial clients and law enforcement use the test results to assist in the detection of medication and other substances. Healthcare providers use this information to guide the treatment of patients and ensure safe use of prescriptions providing for the highest level of care. Employers use the information to screen potential employees or for on-going testing of personnel for the identification of illicit drug use. Typically, industry operators examine immunoassay, gas chromatography or liquid chromatography/mass spectrometry ("LC/MS") to detect broad-based drug groups such as opiates, benzodiazepines or barbiturates.

Increasing illicit drug use is the primary driver of employers’ demand for toxicology tests. According to recent industry data, approximately 56% of U.S. business require employees to submit to drug tests. The Substance Abuse and Mental Health Services Administration's ("SAMHSA") 2016 National Survey on Drug Use and Health estimates that 27.8 million Americans aged 12 and older had recently used illicit drugs, up from 24.6 million in 2013.

Technological advances in toxicology testing have increased dramatically allowing for greater accuracy and cost-effectiveness, and the testing of a broader array of substances. As a result of the Patient Protection and Affordable Care Act (the "Affordable Care Act" or "ACA"), the population of individuals with health insurance has increased, encouraging visits to physicians thus increasing the demand for toxicology labs to test for abnormalities or substances.

Pharmacogenomics testing services provide doctors and health care providers insight into the genetic makeup of patients and how their bodies metabolize and respond to different medications and therapeutic regimens. The information in comprehensive pharmacogenomics testing reports give doctors the ability to better prescribe medications tuned to patients’ genetics.

Due to genetic variations, many patients experience adverse drug reactions ("ADRs") from drugs that may be relatively safe for others. ADRs are a significant contributor to mortality rates. A Harvard University study published in 2014, cites that prescription drugs resulted in approximately 2,700,000 serious ADRs and that 128,000 patients had fatal ADRs, making ADRs the fourth highest cause of death. In addition, the study estimated that 200,000 Europeans died from ADRs. A Brazilian study published in 2018 showed that the incidence of ADRs increased by 10% for each additional drug prescribed to a given patient. The Centers for Disease Control and Prevention ("CDC") estimates that ADRs contribute in an additional $3.5 billion in medical costs annually.

AEON competes in a market space that is highly fragmented with many small toxicology laboratories that primarily cater to regional demand, such as the local law enforcement. However, large-scale companies have entered the market and have provided toxicology testing services to select markets (e.g. employers that have a large regional, mega-regional and national presence). Over the past five years, market share concentrations have increased due to consolidation through mergers and acquisitions. Key industry competitors include, Aegis Sciences, Dominion Diagnostics, Laboratory Corporation of America, Millennium Health and Quest Diagnostics. Laboratory Corporation of America Holdings and Quest Diagnostics, Inc. control approximately 40% of the market. AEON believes that ongoing consolidation in the clinical laboratory testing business will continue. AEON believes that it (and the other large independent clinical laboratory testing companies) are able to increase their respective market shares through: (1) improved economies of scale, (2) large-scale automated testing, (3) reimbursement reductions and managed health care entities that require cost efficient testing services, and (4) large service networks. Also, legal restrictions on physician referrals and their ownership of laboratories, as well as increased regulation of laboratories, are expected to contribute to continued industry consolidation.

The AHC Business

The Company's legacy AHC business provides secure web-based revenue cycle management applications and telehealth products and services that are designed to enable health care organizations to increase revenues, improve productivity, reduce costs, coordinate care for patients and enhance related administrative and clinical workflows and compliance with regulatory requirements. Web-based services are delivered as Software as a Service (SaaS) to its customers interfacing seamlessly with billing, information and document management systems. These solutions incorporate multiple features and security technologies such as business-rules based electronic forms, intelligent routing, transaction management, electronic signatures, identity credentialing, content authentication, automated audit trails and remote patient management capabilities. Web, fax-based and EMR communications are integrated into automated, secure and trusted workflow solutions.

AHC's Inscrybe® Healthcare is a secure web-based revenue cycle management workflow automation solution that enables health care industry participants to securely exchange and track a variety of documents, certificates, and other information over different modes of communication, including electronic delivery. Inscrybe® Healthcare incorporates electronic signatures, business-rules based electronic forms, content authentication, workflow intelligence for routing and transaction management, and identity credentialing and verification. The Company intends to continue its efforts to market these web-based services and related products in its target markets.

Sales, Marketing and Suppliers

The Company's web-based services and telehealth products and services are sold through direct sales efforts, reseller arrangements and group purchasing organizations ("GPOs"). Resellers and GPOs typically receive a commission based on a percentage of the value of customer agreements executed through their efforts. In cases where our contracts have a term exceeding one year, we generally defer service revenue derived from these contracts and recognize it over the life of the contract. The Company has also retained professional consultants to support its marketing and sales efforts by providing it with expertise in specific markets. The markets for health care devices and solutions include integrated delivery networks, physician groups and networks, managed and accountable care organizations, hospitals, medical centers, home health agencies, pharmacies, government entities and public health organizations. The Company has historically contracted with third parties for the provision of hosting services to support its web-based services. The Company believes there are sufficient alternative suppliers of these services. The Company augments its own staff from time-to-time by using third-party consultants and its software and services incorporate products and services which it licenses from unaffiliated third parties. The Company has utilized the services of a contract manufacturer to assemble telehealth devices and several suppliers for its tablets, peripherals and various component parts and services. The Company believes that adequate alternative suppliers of these products and services exist on commercially reasonable terms to mitigate any adverse impacts caused by the termination of any of its existing relationships.

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

Intellectual Property, Patents and Trademarks

AEON has registered the trademarks "AEON Global Health", "AEON Clinical Laboratories", "Trust....But Verify", "Tox Advantage", "CGX Advantage" and "Prescribe with Confidence" in the United States in connection with its laboratory testing business.

In connection with the web-based services and telehealth business, AHC has one issued U.S. patent and one pending patent application. The Company has registered the trademarks "Authentidate", "Inscrybe", "InscrybeMD", "AuthentiProof" and "Inscrybe Office" in the U.S., the trademark "Authentidate" in the European Community and Canada, "AuthentiProof" in Canada, Mexico and the European Community, "Inscrybe" in the European Community and Canada "Inscrybe Office," and a number of other trademarks as Madrid Protocol international registration

The Company has also been granted a license to one issued U.S. patent by Authentidate International AG, two issued U.S. patents by its former joint venture partner and its affiliate and one issued U.S. patent by a third party.  The Company's right to utilize any such intellectual property is subject to the terms of this agreement.  There can be no assurance that the intellectual property to the Company will be effective to protect its products and services from duplication by other manufacturers or developers or to prevent competitors from offering similar products and services.

Other companies operating in similar markets may independently develop substantially equivalent proprietary information or otherwise obtain access to the Company's knowledge and expertise. There can be no assurance that the Company will be able to afford the expense of any litigation which may be necessary to enforce or defend the rights under any patent. Although the Company believes that the products or services offered do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has occurred or may occur. If any of the services or products offered is deemed to infringe upon the patents or proprietary rights of others, the Company could be required to modify its offerings or obtain a license for the use and/or sale of such products and services. There can be no assurance that, in such an event, the Company would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon its business. If the Company's current or proposed offerings are deemed to infringe upon the patents or proprietary rights of others, it could, under certain circumstances, become liable for damages or subject to an injunction, which could also have a material adverse effect. It is the Company's policy to investigate allegations of third-party intellectual property rights to the extent that they are brought to the Company's attention or to the extent that the Company becomes independently aware of such third-party intellectual property rights to ensure that current and proposed products and services do not infringe on any such rights. The Company cannot provide any assurances that its products or services do not infringe upon any other patents, including the patents that the Company has investigated.

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

The Company has a Quality Assurance Committee (the "Committee"), headed by a Quality Assurance Coordinator and composed of supervisors from all of the Company's departments. The Committee meets monthly to assess and evaluate laboratory quality. Based on the information received from the Committee, recommendations are made to correct conditions that have led to errors. Management, department supervisors and members of the Committee continually monitor laboratory quality. Depending on the test, two or three levels of quality control materials are run in each analytical assay to enhance precision and accuracy. Patient population statistics are evaluated each day. Testing of highly abnormal samples is repeated to maximize accuracy. The Company participates in numerous externally-administered quality surveillance programs, including the College of American Pathology (“CAP”) program.

The Company believes that these procedures are necessary, not only in maintaining federal and state licensing, but also in assuring a quality product. The Company believes that high standards of quality are an important factor in differentiating it from the competition.

Regulation – Medicare and Private Reimbursement Policies

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

Privacy and Security Regulations

The Company is required to comply with laws and regulations in the United States (at the federal and state levels), and jurisdictions outside the United States in which it conducts business, including the European Union, regarding protecting the security and privacy of certain health care are and personal information. These privacy and security laws include the federal Health Insurance Portability and Accountability Act, as amended, and the regulations thereunder (collectively, "HIPAA"). The HIPAA security regulations establish requirements for safeguarding protected health information. The HIPAA privacy regulations establish comprehensive federal standards regarding the uses and disclosures of protected patient health information. It also sets forth certain rights that an individual has with respect to his or her protected health information ("PHI") maintained by a covered entity, such as the right to access or amend certain records or to request restrictions on the use or disclosure of PHI. The privacy regulations require covered entities to contractually bind third parties, known as business associates, if they perform an activity or service for or on behalf of the covered entity that involves access to PHI.

HIPAA regulations encompass how certain health care information, including claims and remittance advice, is transmitted through the Transactions and Code Sets Rule. The Company believes that it is in compliance in all material respects with the current Transactions and Code Sets Rule. However, the failure of the Company, third-party payors or physicians to apply the new code set could have had an adverse impact on reimbursement, days sales outstanding and cash collections. The U.S. Health Information Technology for Economic and Clinical Health Act ("HITECH") strengthens and expands the HIPAA privacy and security rules and their restrictions on use and disclosure of PHI. HITECH includes, but is not limited to, prohibitions on exchanging PHI for remuneration and additional restrictions on the use of PHI for marketing. HITECH also changed a business associate's obligations by imposing privacy and security requirements directly on business associates that were previously only directly applicable to covered entities. Moreover, HITECH requires covered entities to provide notice to individuals, the U.S. Department of Health and Human Services ("HHS"), and, as applicable, the media when unsecured PHI is breached, as that term is defined by HITECH. Business associates are similarly required to notify covered entities of a breach.

As well as the HIPAA regulations described above, there are other national, state and foreign laws regarding the confidentiality and security of medical information, some of which apply to clinical laboratories. These laws vary widely but they most commonly regulate or restrict the collection, use and disclosure of medical and financial information and other personal information. In some cases, state laws are more restrictive and are not preempted by HIPAA. Penalties for violation of these laws may include sanctions against a laboratory's licensure, as well as civil and/or criminal penalties. Violations of the HIPAA provisions could result in civil and/or criminal penalties, including significant fines and up to 10 years in prison. HITECH also significantly strengthened HIPAA enforcement by increasing the civil penalty amounts that may be imposed, requiring HHS to conduct periodic audits to confirm compliance and authorizing state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of the HIPAA privacy and security regulations that affect the privacy of state residents. Together, these laws and regulations establish a complex regulatory framework, and may require a health care provider to notify individuals or the government if the provider discovers certain breaches of personal information or protected health information. The Company maintains policies and practices in place, designed to meet all applicable requirements.

Laws Governing Laboratory Testing Businesses

All U.S. laboratories that perform drug testing for certain public-sector employees and employees of certain federally regulated businesses are required to be certified as meeting the detailed performance and quality standards of the Substance Abuse and Mental Health Services Administration. To obtain access to controlled substances used to perform drugs-of-abuse testing in the United States, laboratories must be licensed by the Drug Enforcement Administration. AEON's laboratories, which perform the type of testing described in this paragraph are certified and licensed as required.

The Center for Medicaid and Medicare Services regulate all laboratory testing performed on humans through the Clinical Laboratory Improvements Amendment of 1988 ("CLIA"). CLIA extends federal oversight to virtually all clinical laboratories by requiring that they be certified by the federal government or by a federally-approved accreditation agency. CLIA requires that all clinical laboratories meet quality assurance, quality control, and personnel standards. Laboratories also must undergo proficiency testing and are subject to inspections.

Standards for testing under CLIA is based on the complexity of the tests performed by the laboratory, with tests classified as "high complexity," "moderate complexity," or "waived." Laboratories performing high complexity testing are required to meet more stringent requirements than moderate complexity laboratories. Laboratories performing only waived tests, which are tests determined by the Food and Drug Administration to have a low potential for error and requiring little oversight, may apply for a certificate of waiver exempting them from most of the requirements of CLIA. The sanctions for failure to comply with CLIA requirements include suspension, revocation or limitation of a laboratory's CLIA certificate, which is necessary to conduct business; cancellation or suspension of the laboratory's approval to receive Medicare and/or Medicaid reimbursement, as well as significant fines and/or criminal penalties. The loss or suspension of a CLIA certification, imposition of a fine, or other penalties, or future changes in the CLIA law or regulations (or interpretation of the law or regulations) could have a material adverse effect on AEON.

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

Fraud and Abuse Laws

Existing federal laws governing federal health care programs, including Medicare and Medicaid, as well as similar state laws, impose a variety of broadly described fraud and abuse prohibitions on health care providers, including clinical laboratories. These laws are interpreted liberally, and enforced aggressively by multiple government agencies, including the U.S. Department of Justice, Health and Human Services Office of Inspector General ("OIG"), and various state agencies. Historically, the clinical laboratory industry has been the focus of major governmental enforcement initiatives. The federal government's enforcement efforts have been increasing over the past decade, in part due to the enactment of HIPAA, which included several provisions related to fraud and abuse enforcement, including the establishment of a program to coordinate and fund federal, state and local law enforcement efforts. The Deficit Reduction Act of 2005 also included new requirements directed at Medicaid fraud, including increased spending on enforcement and financial incentives for states to adopt false claims act provisions similar to the federal False Claims Act. Recent amendments to the False Claims Act, as well as other enhancements to the federal fraud and abuse laws enacted as part of the ACA, are widely expected to further increase fraud and abuse enforcement efforts. For example, the ACA established an obligation to report and refund overpayments from Medicare within 60 days of identification; failure to comply with this new requirement can give rise to additional liability under the False Claims Act and Civil Monetary Penalties statute. On February 16, 2012, CMS issued a proposed rule to establish regulations addressing the reporting and returning of overpayments. Although the rule has not been finalized, cases have started to emerge with potential False Claims Act liability for retaining an overpayment beyond the 60-day deadline and the necessity to act quickly once an overpayment has been identified.

The federal health care programs' anti-kickback law (the "Anti-Kickback Law") prohibits knowingly providing anything of value in return for, or to induce, the referral of Medicare, Medicaid or other federal health care program business. Violations can result in imprisonment, fines, penalties, and/or exclusion from participation in federal health care programs. The OIG has published "safe harbor" regulations which specify certain arrangements that are protected from prosecution under the Anti-Kickback Law if all conditions of the relevant safe harbor are met. Failure to fit within a safe harbor does not necessarily constitute a violation of the Anti-Kickback Law, although the arrangement would be subject to scrutiny by regulators and prosecutors and would be evaluated on a case-by-case basis. Many states have their own Medicaid anti-kickback laws and several states also have anti-kickback laws that apply to all payors (i.e., not just government health care programs).

From time-to-time, the OIG issues alerts and other guidance on certain practices in the health care industry that implicate the Anti-Kickback Law or other federal fraud and abuse laws. Violations of other fraud and abuse laws also can result in exclusion from participation in federal health care programs, including Medicare and Medicaid. One basis for such exclusion is an individual or entity's submission of claims to Medicare or Medicaid that are substantially in excess of that individual or entity's usual charges for like items or services. In 2003, the OIG issued a notice of proposed rulemaking that would have defined the terms "usual charges" and "substantially in excess" in ways that might have required providers, including the Company, to either lower their charges to Medicare and Medicaid or increase charges to certain other payors to avoid the risk of exclusion. On June 18, 2007, the OIG withdrew the proposed rule, saying it preferred to continue evaluating billing patterns on a case-by-case basis. In its withdrawal notice, the OIG also said it "remains concerned about disparities in the amounts charged to Medicare and Medicaid when compared to private payors," that it continues to believe its exclusion authority for excess charges "provides useful backstop protection for the public fiscal from providers that routinely charge Medicare or Medicaid substantially more than their other customers" and that it will continue to use "all tools available … to address instances where Medicare or Medicaid are charged substantially more than other payors." Thus, although the OIG did not proceed with its rulemaking, an enforcement action under this statutory exclusion basis is possible and, if pursued, could have an adverse effect on the Company. The enforcement by Medicaid officials of similar state law restrictions also could have a material adverse effect on the Company.

Under another federal statute, known as the "Stark Law" or "self-referral" prohibition, physicians who have a financial or a compensation relationship with a clinical laboratory may not, unless an exception applies, refer Medicare patients for testing to the laboratory, regardless of the intent of the parties. Similarly, laboratories may not bill Medicare for services furnished pursuant to a prohibited self-referral. There are several Stark Law exceptions that are relevant to arrangements involving clinical laboratories, including: 1) fair market value compensation for the provision of items or services; 2) payments by physicians to a laboratory for clinical laboratory services; 3) an exception for certain ancillary services (including laboratory services) provided within the referring physician's own office, if certain criteria are satisfied; 4) physician investment in a company whose stock is traded on a public exchange and; 5) certain space and equipment rental arrangements that are set at a fair market value rate and satisfy other requirements. The requirements of a Stark Law exception must be met for the exception to apply. Many states have their own self-referral laws, which in some cases apply to all patient referrals, not just Medicare.

There are a variety of other types of federal and state fraud and abuse laws, including laws prohibiting submission of false or fraudulent claims. The Company takes all laws and regulations applicable to its industry very seriously and conducts its business in compliance with all applicable federal and state fraud and abuse laws. The Company is unable to predict how these laws will be applied in the future, and as such, the Company gives no assurances that its arrangements will not be subject to scrutiny under such laws. Sanctions for violations of these laws may include exclusion from participation in Medicare, Medicaid and other federal or state health care programs, significant criminal and civil fines and penalties, and loss of licensure. Any exclusion from participation in a federal health care program, or any loss of licensure, arising from any action by any federal or state regulatory or enforcement authority, would likely have a material adverse effect on the Company's business. Any significant criminal or civil penalty resulting from such proceedings could also have a material adverse effect on the Company's business.

Reimbursement Laws

Medicare reimbursements currently account for 19.6% of industry revenue and is expected to increase. Medicare beneficiaries' access to laboratory testing will be integral to the industry's growth over the next five years. In April 2014, the Protecting Access to Medicare Act of 2014 was enacted into law, which will significantly affect the Clinical Laboratory Fee Schedule ("CLFS"). Most diagnostic services are assigned a code under the Current Procedural Terminology ("CPT") coding system created by the American Medical Association in 1966. Typically, the CPT code is a five-digit number assigned to an item or service with genetic tests billed using CPT laboratory and pathology codes. In 1984, Congress authorized the creation of the Medicare CLFS for clinical laboratory services. The CLFS represents many fee schedules, as each carrier is required to establish its own schedule. Payments allowable under the CLFS were to be adjusted annually based on the Consumer Price Index, an index that grew at a rate below the rate of inflation for medical goods and services. One year later, Congress established a National Limitation Amount ("NLA") to establish a cap on fees for laboratory services. Following establishment of the NLA, the maximum allowable charge for laboratory services covered by Medicare was the lesser of the provider's charge for the service, the applicable carrier's fee schedule amount, or the NLA. Starting in 2017, Medicare payments for clinical diagnostic laboratory tests were determined by a market-based payment system, effectively basing Medicare payments on the weighted median of private payors' payment rates for each test. Overall, the Congressional Budget Office ("CBO") projects that these reforms to the CLFS will cut Medicare spending by $1.0 billion between 2014 and 2019 and an additional $2.5 billion from 2020 to 2024. Overall, this legislation will require laboratories to report variations in payment rates, such as varying payments across payors, thus likely translating to fewer discrepancies in payments. Diagnostic and medical laboratories will likely contend with increasingly competitive reimbursement rates. Laboratories can be fined up to $10,000 per day for failing to report or misrepresenting laboratory payments.

The Company's telehealth products are used for medical purposes generally covered by government or private health plans. In general, a third-party payor only covers a medical product or procedure when the plan administrator is satisfied that the product or procedure improves health outcomes, including quality of life or functional ability, in a safe and cost-effective manner. Even if a device has received clearance or approval for marketing by the FDA, there is no assurance that third-party payors will cover the cost of the device and related procedures. In many instances, third-party payors use price schedules that do not vary to reflect the cost of the products and equipment used in performing those procedures. In other instances, payment or reimbursement is separately available for the products and equipment used, in addition to payment or reimbursement for the procedure itself. Even if coverage is available, third-party payors may place restrictions on the circumstances where they provide coverage or may offer reimbursement that is not sufficient to cover the cost of the Company's products. Third-party payors who cover the cost of medical products or equipment who allow a general charge for the procedure, often maintain lists of exclusive suppliers or approved lists of products deemed to be cost-effective. Authorization from those third-party payors is required prior to using products that are not on these lists as a condition of reimbursement. If the Company's products are not on the approved lists, health care providers must determine if the additional cost and effort required for prior authorization, and the uncertainty of actually obtaining coverage, is justified by any perceived clinical benefits from using these products. If hospitals and physicians cannot obtain adequate reimbursement for the Company's products or the procedures utilized, the Company's business, financial condition, results of operations, and cash flows could suffer a material adverse impact.

The Medicaid program is a joint state-federal medical assistance program established and governed by Title XIX of the Social Security Act. The program provides assistance to more than 50 million Americans, approximately half of whom are children. The federal government has established broad guidelines for the program. States are free to administer their programs and to establish their own eligibility standards, type and scope of services, and payment rates. States must provide Medicaid benefits to certain individuals who are deemed "categorically needy;" most of which are indigent women and children, and people receiving Social Security disability benefits. States may also provide benefits to individuals who are not "categorically needy" but who are deemed to be in need of assistance. Children who do not qualify for benefits under Medicaid may be eligible to participate in the State Children's Health Insurance Program ("SCHIP") under Title XIX of the Social Security Act. Medicaid programs also are substantial payors for care provided in skilled nursing facilities. Given this mix of beneficiaries, Medicaid programs are important payors for items and services that are needed by women, children and nursing home residents.

Under the Medicaid program states are required to cover inpatient and outpatient hospital services, physician services, childhood vaccines, and certain laboratory and imaging services. Each state has its own drug testing laws, which limits the extent to which large-scale toxicology laboratories can enter the market.

The Early and Periodic Screening, Diagnostic and Treatment ("EPSDT") benefit provides comprehensive and preventive health care services for children under the age of 21 who are enrolled in Medicaid. States are required to provide comprehensive services and furnish all Medicaid coverable, appropriate, and medically necessary services, including laboratory testing, needed to correct and ameliorate health conditions. States are required to provide any additional health care services that are coverable under the Federal Medicaid program and found to be medically necessary to treat, correct or reduce illnesses and conditions discovered regardless of whether the service is covered in a state's Medicaid plan. It is the responsibility of states to determine medical necessity on a case-by-case basis. Private payors are likely to consider the following in making coverage decisions regarding genetic tests: current signs and symptoms of the disease the test is intended to diagnose or rule out; personal or family history or risk factors for the disease; whether the test is considered to be investigational or experimental; the site at which the test will be performed; and whether the test will influence management or treatment of the disease.

Like Medicare, private insurers are beginning to show interest in the use of scientific or medical evidence as a basis for coverage decisions. Some private payors are using a formalized technology assessment process to evaluate new tests and treatments. For example, Blue Cross Blue Shield employs a Technology Evaluation Center, the function and goals of which closely resemble Medicare's Technology Assessment process.

Many private payors have adopted the use of CPT codes and a laboratory fee schedule, making their processes similar to what Medicare employs. Some payors adopt the Medicare approach on an almost wholesale basis, agreeing to pay providers an agreed upon percentage of the Medicare Fee Schedule."

The Toxicology Laboratories industry is subject to a heavy level of federal, state and local regulation. The Centers for Medicare and Medicaid Services ("CMS") regulates all laboratory testing (except research) performed on humans in the United States through the CLIA, which extends federal oversight to virtually all clinical laboratories by requiring that they be certified by the federal government or federally approved accreditation agency. CLIA approved clinical laboratories must meet quantifiable quality assurance, quality control and personnel standards. Labs must also undergo proficiency testing by the College of American Pathologists and are subject to inspections. All clinical laboratories must be properly certified to receive Medicare or Medicaid payments. Drug testing for public-sector employees, a staple of the Toxicology Laboratories industry, is regulated by the Substance Abuse and Mental Health Services Administration, which has established detailed performance and quality standards that laboratories must meet in order to be approved to perform drug testing on employees of federal government contractors and certain other entities.

Management believes that the regulatory landscape, particularly reimbursement rates set by the laboratory fee schedule, will likely become more stringent over the next five years. Medicare's fee schedule is now expected to be determined by private payor rates, with more favorable reimbursements for single-source proprietary tests. This recent change is anticipated to lower the incidence of pain physicians demanding a multitude of high-tech tests for detecting whether or not Medicare beneficiaries use specific drugs. As a result, there will likely be rising demand for proprietary toxicology tests that test for numerous drugs simultaneously.

Health Care Reform

In March 2010, the Patient Protection and Affordable Care Act ("PPACA") and the Health Care and Education Reconciliation Act of 2010 were signed into law. Together, the two made fundamental changes to the U.S. health care system. These laws included a large number of provisions that significantly altered the health care industry to address fraud and abuse, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste.

While the laboratory industry agreed to a five-year annual rate reduction of 1.75% to the Medicare clinical lab fee schedule under health care reform, the long-term positives are expected to outweigh this reduction. Health care coverage has been mandated since 2010, which has stimulated laboratory testing. The PPACA's inclusion of laboratory services as part of the basic coverage for those currently uninsured will increase the number of patients with access to industry services. Under the PPACA, Medicare will cover the entire cost of preventive services, such as screening tests. All private health plans must also provide coverage for preventive services. As administrative rules implementing health care reform under the legislation are not yet finalized, have been modified, or have become subject to further administrative action, the impact of the health care reform legislation on the Company is unknown, and there can be no assurances that health care reform legislation will not adversely impact either the operational results or the manner in which the Company operates the business. Health care industry participants may respond by reducing their investments or postponing investment decisions, including investments in our solutions and services.

Various health care reform proposals have also emerged at the state level. The Company cannot predict the exact effect of newly enacted laws or any future legislation or regulation will have on us. However, the implementation of new legislation and regulation may lower reimbursements for the Company's products, reduce medical procedure volumes and adversely affect the business, possibly materially.

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

Under the Federal Food Drug and Cosmetic Act, medical devices are classified into one of three classes labeled: I, II or III. The classification of a device into one of these three classes generally depends on the degree of risk associated with the medical device and the extent of control needed to ensure safety and effectiveness. Class I and II devices must be able to demonstrate safety and efficacy by adhering to a set of general controls, including compliance with the applicable portions of the FDA's Quality System Regulation, which sets forth good manufacturing practice requirements: facility registration, device listing and product reporting of adverse medical events, truthful and non-misleading labeling, and promotion of the device only for its cleared or approved intended uses. Class II devices are also subject to these general controls and any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Review and clearance by the FDA for these devices is typically accomplished through the 510(k)pre-market notification procedure. When 510(k) clearances are sought, a sponsor must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a legally marketed Class II device (for example, a device previously cleared through the 510(k)pre-market notification process). If the FDA agrees that the proposed device is substantially equivalent to the predicate device, then 510(k) clearances to market will be granted. After a device receives 510(k) clearances, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearances or could require pre-market approval, or PMA. The FDA has categorized the AHC telehealth product as a Class II device.

Both before and after a medical device is commercially distributed, manufacturers and marketers of the device have ongoing responsibilities under FDA regulations. The FDA reviews design and manufacturing practices, labeling and record keeping, and manufacturers' required reports of adverse experiences and other information to identify potential problems with marketed medical devices. Device manufacturers are subject to periodic and unannounced inspection by the FDA for compliance with the Quality System Regulation, which sets forth the current good manufacturing practice requirements that govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, servicing, labeling, storage, installation and distribution of all finished medical devices intended for human use. FDA regulations prohibit the advertising and promotion of a medical device for any use outside the scope of a 510(k) clearance or PMA approval or for unsupported safety or effectiveness claims. Although the FDA does not regulate physicians' practice of medicine, the FDA does regulate manufacturer communications with respect to off-label use. If the FDA finds that a manufacturer has failed to comply with FDA laws and regulations or that a medical device is ineffective or poses an unreasonable health risk, it can institute or seek a wide variety of enforcement actions and remedies, ranging from a public warning letter to more severe actions such as:

●	fines, injunctions and civil penalties;
●	recall or seizure of products;
●	operating restrictions, partial suspension or total shutdown of production;

●	refusing requests for 510(k) clearance or PMA approval of new products;
●	withdrawing 510(k) clearance or PMA approvals already granted; and
●	criminal prosecution.

The FDA also has the authority to require repair, replacement or refund of the cost of any medical device.

Health and Environmental Laws

AEON's testing business is subject to laws and regulations related to the protection of the environment, the health and safety of employees and the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials. For example, OSHA has established extensive requirements relating specifically to workplace safety for health care employers in the U.S. This includes requirements to develop and implement multi-faceted programs to protect workers from exposure to blood-borne pathogens, including preventing or minimizing any exposure through needlestick injuries. For purposes of transportation, some biological materials and laboratory supplies are classified as hazardous materials and are subject to regulation by one or more of the following agencies: the U.S. Department of Transportation, the U.S. Public Health Service, the U.S. Postal Service and the International Air Transport Association. AEON generally uses third-party vendors to dispose of regulated medical waste, hazardous waste and radioactive materials, and contractually requires them to comply with applicable laws and regulations.

Principal Executive Officers

Our principal executive officers, as of the filing date, are:

Hanif A. (“Sonny”) Roshan, 56, Chairman, Chief Executive Officer and Director

Sonny Roshan co-founded AEON in June 2010 and has served as its Chairman since that time. He has served as the Chairman of the Board since January 27, 2016, as Chief Executive Officer since August 7, 2016 and as a director since February 15, 2016. Mr. Roshan was appointed as the Company's interim Principal Accounting Officer on January 31, 2017 and served in that capacity until September 2017. From January 2000 to August 2010, Mr. Roshan served as the Chief Executive Officer of Universal Medical Services, LLC. In 2008, Mr. Roshan founded a chain of retail primary care clinics. Mr. Roshan also co-founded Palms Recovery Corporation, a provider of treatment for addiction, alcoholism, and dual diagnosis. Mr. Roshan also served as the Chief Financial Officer of Aeon Foundation from August 2013 to January 2015.

Peter M. Hellwig, 53, Chief Financial Officer

Peter Hellwig has over 30 years of experience providing financial management, operations management, strategic planning and corporate/business development functions to Fortune 1000 clients, small/medium size business enterprises and start-up operations. Mr. Hellwig’s skills span both the public and private sectors. For the past 15 years, Mr. Hellwig has specialized in serving as the internal and outsourced CFO and COO for publicly companies for proper fiscal management, financial reporting, and disclosure for full compliance with all aspects of the Securities & Exchange Commission (“SEC”).

Corporate Offices & Employees

The Company's corporate offices are located at 2225 Centennial Drive, Gainesville, Georgia 30504.

The Company's telephone number is (678)276-8412 and its corporate website can be accessed at www.aeonglobalhealth.com. The information contained in or that can be accessed through the Company's website is not part of, and is not incorporated in, this Annual Report.

As of the date of this Annual Report the Company has approximately 52 employees.

Available Information

The Company files Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q files or furnishes Current Reports on Form 8-K, files or furnishes amendments to those reports, and files proxy and information statements with the SEC. These reports and statements may be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Annual Report on Form 10-K for the fiscal year ended June 30, 2019, have affected, and in some cases, could affect actual results of operations and cause results to differ materially from those anticipated in forward-looking statements made herein. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face as there are additional risks that we are not presently aware of or that we currently believe are immaterial, that may also impair business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our financial statements and related notes.

Risks Related to the Regulation of the Health Care Industry

Complying with numerous regulations pertaining to our business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

Both the clinical laboratory testing industry and the market for our web-based services and telehealth solutions are highly regulated, and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. Areas of the regulatory environment that may affect the Company's ability to conduct business include, without limitation:

•	laws applicable to billing and claims payment;
•	laboratory anti-markup laws and anti-kickback laws;
•	federal and state false claims and fraud and abuse laws;
•	federal self-referral and financial inducement prohibition laws, commonly known as the Stark Law, and state equivalents;
•	laws governing laboratory licensing and testing, including the CLIA;
•	laws administered by the FDA;
•	laws governing the development, use and distribution of diagnostic medical tests known as laboratory developed tests "LDTs";
•	federal, state and foreign regulation of privacy, security, and electronic transactions, including HIPAA;
•	laws governing the handling, transportation and disposal of medical and hazardous waste;
•	OSHA rules and regulations; and
•	changes to laws, regulations and rules as a result of the Health Care Reform Law.

These laws and regulations may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations, including its pricing and/or billing practices. The Company may not be able to maintain, renew or secure required permits, licenses or any other regulatory approvals needed to operate its business or commercialize its services. If the Company fails to comply with applicable laws and regulations, or if it fails to maintain, renew or obtain necessary permits, licenses and approvals, the Company could suffer (i) civil and criminal penalties, (ii) fines, (iii) exclusion from participation in governmental health care programs, and (iv) the loss of various licenses, certificates and authorizations necessary to operate the business, as well as (v) incur additional liabilities from third-party claims. If any of the foregoing were to occur, the Company's reputation could be damaged and important business relationships with third parties could be adversely affected. Any action brought against us for violation of these or other laws or regulations, even if the Company successfully defends against it, could cause us to incur significant legal expenses and divert management's attention from the operation of conducting business. A determination that the Company has violated these laws or regulations, or the public announcement that it is being investigated for possible violations of these laws or regulations could harm operating results and financial condition. Similarly, a significant change in any of these laws or regulations may require us to change our business model to maintain compliance with these laws or regulations which could harm operating results and financial condition.

The Company could be harmed from the loss or suspension of a license, or imposition of a fine or penalties under, or future changes in, or changing interpretations of, CLIA or state laboratory licensing laws to which we are subject.

The clinical laboratory testing industry is subject to extensive federal and state regulation, and many of these statutes and regulations have not been interpreted by the courts. The CLIA are federal regulatory standards that apply to virtually all clinical laboratories, including those operated by physicians in their offices, by requiring that they be certified by the federal government or by a federally approved accreditation agency. CLIA does not preempt state law, which in some cases may be more stringent than federal law and require additional personnel qualifications, quality control, record maintenance and proficiency testing. The sanction for failure to comply with CLIA and state requirements may be suspension, revocation or limitation of a laboratory's CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. Several states have similar laws and the Company may be subject to similar penalties. The Company cannot assure you that applicable statutes and regulations will not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect the Company's business. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could have a material adverse effect on our business. Compliance with future legislation could impose additional requirements on us, which may be costly.

Failure to comply with HIPAA, including regarding the use of new "standard transactions," may negatively impact profitability and cash flows.

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

The FDA has regulatory responsibility for instruments, test kits, reagents and other devices used by clinical laboratories. The FDA enforces laws and regulations that govern the (i) development, (ii) testing, (iii) manufacturing, (iv) performance, (v) labeling, (vi) advertising, (vii) marketing, (viii) distribution and (ix) surveillance of diagnostic products and regularly inspects and reviews the manufacturing processes and product performance of diagnostic products. Further, high complexity, CLIA-certified laboratories frequently develop testing procedures internally to provide diagnostic results to customers, which are offered as LDTs. The FDA claims to have regulatory authority over these LDTs and has stated that it intends to issue guidance to the industry regarding its regulatory approach. In such discussions, the FDA has indicated that it would use a risk-based approach to regulation and would direct more resources to tests with wider distribution and with the highest risk of injury, but that it will be sensitive to the need to not adversely impact patient care or innovation. In September 2014, the FDA announced its framework and timetable for implementing this guidance. In 2017, the FDA announced it would not release final guidance. However, the FDA continues to formulate these regulations. However, the Company cannot predict the ultimate timing or form of any such guidance or regulation might take and the potential impact on existing tests or tests in development. If adopted, such a regulatory approach by the FDA may lead to an increased regulatory burden; including additional costs and delays in prefer introducing new tests. While the ultimate impact of the FDA's approach is unknown, it may be extensive and may result in significant change. Failure to adapt to these changes could have a material adverse effect on the Company's business.

Failure to comply with privacy and security laws and regulations could result in fines, penalties and damage to the Company's reputation and could have a material adverse effect upon the Company's business.

The HIPAA privacy and security regulations, including the expanded requirements under HITECH, establish comprehensive standards with respect to the use and disclosure of PHI by covered entities, as well as setting standards to protect the confidentiality, integrity and security of PHI. The regulations establish a complex regulatory framework on a variety of subjects including:

 •          the circumstances under which the use and disclosure of PHI are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, activities to obtain payments for the Company's services, and its health care operations activities;

•    a patient's rights to access, amend and receive an accounting of certain disclosures of PHI;

•    administrative, technical and physical safeguards required of entities that use or receive PHI; and

•    the protection of computing systems maintaining electronic PHI.

The Company receives certain personal and financial information about its clients and their patients. The Company depends upon the secure transmission of confidential information over public networks. The Company has implemented policies and procedures designed to comply with the HIPAA privacy and security requirements as applicable. The privacy and security regulations establish a "floor" and do not supersede state laws that are more stringent. The Company is required to comply with both additional federal privacy and security regulations and varying state privacy and security laws. For data transfers from and operations in other countries, the Company may also be required to comply with the data privacy and security laws of those other countries. HIPAA restricts the Company's ability to use or disclose patient identifiable laboratory data without patient authorization for purposes other than payment, treatment or health care operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. HIPAA, as amended by HITECH, provides for significant fines and other penalties for wrongful use or disclosure of PHI in violation of the privacy and security regulations, including potential civil and criminal fines and penalties. In addition, foreign, federal and state laws that protect the privacy and security of patient information may be subject to enforcement and interpretations by various governmental authorities and courts resulting in complex compliance issues.

A compromise in security systems that results in client or patient personal information being obtained by unauthorized persons, or failure to comply with security requirements for financial transactions, could adversely affect the Company's reputation with clients and result in litigation or the imposition of penalties, all of which may adversely impact the results of operations, financial condition and liquidity.

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

The Company is subject to extensive federal and state laws and regulations relating to the submission of claims for payment for clinical laboratory services, including those that relate to coverage of its services under Medicare, Medicaid and other governmental health care programs, the amounts that may be billed for services and to whom claims for services may be submitted. Failure to meet governmental requirements under these regulations, including those relating to billing practices and financial relationships with physicians and hospitals, could lead to civil and criminal penalties, exclusion from participation in Medicare and Medicaid and possible prohibitions or restrictions on the use of its laboratories. Further, submission of claims in violation of certain statutory or regulatory requirements can result in penalties, including substantial civil money penalties for each item or service billed to Medicare in violation of the legal requirement, and exclusion from participation in Medicare and Medicaid. Government authorities may also assert violations of laws and regulations related to the submission of or causing the submission of claims that violate the federal False Claims Act or other laws related to fraud and abuse, including submission of claims for services that were not medically necessary. While the Company believes that it is in material compliance with all statutory and regulatory requirements, there is a risk that government authorities might take a contrary position. Such occurrences, regardless of their outcome, could damage the Company's reputation and adversely affect important business relationships the Company has with third parties.

A failure to comply with any of federal or state laws applicable to the business, particularly laws related to the elimination of health care fraud, may adversely impact the business.

Federal officials responsible for administering and enforcing the health care laws and regulations have made eliminating health care fraud a priority. For example, the Health Care Reform Law includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. Federal funding available for combating health care fraud and abuse generally has increased. While the Company seeks to conduct business in compliance with all applicable laws and regulations, many of the laws and regulations applicable to the business, particularly those relating to billing and reimbursement of tests and those relating to relationships with physicians, hospitals and patients, contain language that has not been interpreted by the courts. We rely on interpretation of these laws and regulations based on the advice of counsel, but regulatory or law enforcement authorities may not agree with the Company's interpretation and may seek to enforce legal remedies or penalties against us for violations. From time-to-time we may need to change operations, particularly pricing or billing practices, in response to changing interpretations of these laws and regulations or regulatory or judicial determinations. These occurrences, regardless of their outcome, could damage the Company's reputation and harm important business relationships that we have with health care providers, payors and others. Furthermore, if a regulatory or judicial authority finds that we have not complied with applicable laws and regulations, we could be required to refund amounts that were billed and collected in violation of such laws and regulations. In either case, we could suffer (i) civil and criminal damages, (ii) fines and penalties, (iii) exclusion from participation in governmental health care programs, (iv) the loss of licenses, certificates and authorizations necessary to operate the business, and/or (v) liabilities from third-party claims, all of which could harm operating results and financial condition. Moreover, regardless of the outcome, if we or physicians or other third parties with whom we do business are investigated by a regulatory or law enforcement authority we could incur substantial costs, including legal fees, and management may be required to divert a substantial amount of time to an investigation.

Health care policy changes, including legislation reforming the U.S. health care system, which seek to constrain the reimbursement of health care services, which may have a material adverse effect on our financial condition and results of operations.

Reimbursement levels for health care services are subject to continuous and often unexpected changes in policies, and we face a variety of efforts by government payors to reduce utilization and reimbursement for diagnostic testing services. Changes in governmental reimbursement may result from (i) statutory and regulatory changes, (ii) retroactive rate adjustments, (iii) administrative rulings, (iv) competitive bidding initiatives, and (v) other policy changes. From time-to-time, Congress has considered and implemented changes in Medicare fee schedules in conjunction with budgetary legislation. Further, management believes that the regulatory landscape, particularly reimbursement rates set by the laboratory fee schedule, will likely become more stringent over the next five years. For example, starting in 2017, Medicare's fee schedule became determined by private payor rates, with more favorable reimbursements for single-source proprietary tests. This change lowered the incidence of pain physicians demanding a multitude of high-tech tests for detecting whether or not Medicare beneficiaries use specific drugs. As a result, we believe that there has been a rising demand for proprietary toxicology tests that test for numerous drugs simultaneously. In addition, CMS has adopted policies limiting or excluding coverage for clinical tests that we perform. We also provide physician services which are reimbursed by Medicare under a physician fee schedule, which is subject to adjustment on an annual basis. In recent years, reductions in the Medicare Physician Fee Schedule for anatomic pathology services adversely impacted the business relative to the business of some competitors. Further reductions of reimbursement for Medicare and Medicaid services or changes in policy regarding coverage of tests or other requirements for payment may be implemented from time-to-time. Reimbursement for pathology services is also subject to statutory and regulatory reduction.

Testing services are billed to private patients, Medicare, Medicaid, commercial clients, MCOs and other insurance companies. Tests ordered by a physician may be billed to different payors depending on the medical insurance benefits of a particular patient. Most testing services are billed to a party other than the physician or other authorized person who ordered the test. Increases in the percentage of services billed to government and MCOs could have an adverse impact on the Company's net revenues. Various MCOs have different contracting philosophies, which are influenced by the design of the products they offer to their members. Some MCOs contract with a limited number of clinical laboratories and engage in direct negotiation of the rates reimbursed to participating laboratories. Other MCOs adopt broader networks with a largely uniform fee structure for participating clinical laboratories. A portion of the managed care fee-for-service revenues are collectible from patients in the form of deductibles, copayments and coinsurance. Collectability may be impacted as patient cost-sharing increases. Medicare, Medicaid, and private insurers have also increased their efforts to control the cost, utilization and delivery of health care services, including clinical laboratory services. Measures to regulate health care delivery in general and clinical laboratories in particular, have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry by increasing complexity and adding new regulatory and administrative requirements.

The Health Care Reform Law makes changes that are expected to significantly impact clinical laboratories, among others. The Health Care Reform Law also mandates a reduction in payments for clinical laboratory services paid under the CLFS, of 1.75% through 2015 and a productivity adjustment. Other significant measures contained in the Health Care Reform Law include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies, initiatives to revise Medicare payment methodologies, such as the bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The Health Care Reform Law also establishes an Independent Payment Advisory Board ("IPAB"), to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies to reduce expenditures, which may have a negative impact on payment rates for services. However, in 2018, the IPAB was disbanded.

The Company expects efforts to impose reduced reimbursement, more stringent payment policies, and utilization of cost controls by government and other payors to continue. If we cannot offset additional reductions in the payments we receive for services by reducing costs, increasing test volume and/or introducing new procedures, it could have a material adverse impact on net revenues, profitability and cash flows. We cannot be certain that these or future changes will not affect payment rates in the future. We also cannot predict whether future health care initiatives will be implemented at the federal or state level or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation, cost reduction measures and the expansion in government's role in the U.S. health care industry may result in decreased profits to us, lower reimbursements by payors for the Company's products, or reduced medical procedure volumes, all of which may adversely affect the business, financial condition and results of operations.

Health care plans have taken steps to control the utilization and reimbursement of health care services, including clinical test services.

We also face efforts by non-governmental third-party payors, including health care plans, to reduce utilization and reimbursement for clinical testing services. For example, in light of health care reform, there is increased market activity regarding alternative payment models, including bundled payment models. We expect continuing efforts by third-party payors, including in their rules, practices and policies, to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical test services. The health care industry has experienced a trend of consolidating health care insurance plans, resulting in fewer but larger insurance plans with significant bargaining power to negotiate fee arrangements with both health care and clinical testing providers. These health care plans, and independent physician associations, may demand that clinical testing providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services to their members through capped payment arrangements. Some health care plans have also been willing to limit the preferred-provider organization ("PPO") or point of service ("POS") laboratory network to only a single national laboratory to obtain improved fee-for-service pricing. There are also an increasing number of patients enrolling in consumer driven products and high deductible plans that involve greater patient cost-sharing. The increased consolidation among health care plans has also increased the potential adverse impact of the Company ceasing to be a contracted provider with any such insurer. The Health Care Reform Law includes provisions, such as the creation of health care exchanges, which may encourage health care insurance plans to increase exclusive contracting. We expect continuing efforts to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical test services. These efforts, including future changes in third-party payor rules, practices and policies, or our ceasing to be a contracted provider to a health care plan, may have a material adverse effect on the business.

Discontinuation or recalls of existing testing products, failure to develop or acquire licenses for new or improved testing technologies, or the Company's customers using new technologies to perform their own tests could adversely affect the Company's business.

From time-to-time, manufacturers discontinue or recall reagents, test kits or instruments used by the Company in performing its laboratory testing. Such discontinuations or recalls could adversely affect the Company's costs, testing volume and revenue. The clinical laboratory industry is subject to changing technology and introduction of new products. The Company's growth and profitability will depend, in part, on its ability to develop, acquire or license new and improved technologies on favorable terms and to obtain appropriate coverage and reimbursement for these technologies. The Company may not be able to negotiate acceptable licensing arrangements, and we cannot be certain that such arrangements will yield commercially successful diagnostic tests. If the Company is unable to license these testing methods at competitive rates, its research and development costs may increase. In addition, if the Company is unable to license new or improved technologies to expand its testing operations, its testing methods may become outdated when compared with the Company's competition, and testing volume and revenue may be materially and adversely affected.

Additionally, advances in technology may lead to the development of more cost-effective technologies such as point-of-care ("POC") testing equipment that can be operated by physicians or other health care providers in their offices or by patients themselves without requiring the services of freestanding clinical laboratories. Development of such technology and its use by the Company's customers could reduce the demand for the Company's laboratory testing services and negatively impact its revenues.

Currently, most clinical laboratory testing is categorized as either "high" or "moderate" in complexity and is subject to extensive and costly regulation under CLIA. The cost of compliance with CLIA makes it impractical for most physicians to operate clinical laboratories in their offices, and other laws limit their ability to have ownership in a laboratory and to refer tests to such a laboratory. Manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care laboratory equipment to physicians and by selling test kits approved for home use or physicians' office use. Diagnostic tests approved for home use are automatically deemed to be "waived" under CLIA and may be performed in physician office laboratories as well as by patients in their homes with minimal regulatory oversight. Other tests meeting certain FDA criteria also may be classified as "waived" for CLIA purposes. The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used by clinical laboratories and have taken responsibility from the CDC for classifying the complexity of tests for CLIA purposes. Increased approval of "waived" test kits could lead to increased testing by physicians in their offices or by patients at home, which could affect the Company's market for laboratory testing services and negatively impact its revenues.

Failure to establish, and perform to, appropriate quality standards to assure that the highest level of quality is observed in the performance of testing services and in the design, manufacture and marketing of products could adversely affect the results of the Company's operations and adversely impact its reputation.

The provision of clinical testing services and related services, and the design, manufacture and marketing of diagnostic products involve certain inherent risks. The services that we provide and the products that we design, manufacture and market are intended to provide information for health care providers for use in providing patient care. As a result, users of the Company's services and products may have a greater sensitivity to errors than the users of services or products that are intended for other purposes. Manufacturing or design defects, unanticipated use of products, or inadequate disclosure of risks relating to the use of products can lead to injury or other adverse events. These events could lead to recalls or safety alerts relating to the Company's products (either voluntary or required by governmental authorities) and could result in the removal of a product from the market. Any recall could result in significant costs as well as negative publicity that could reduce demand for the Company's products. Personal injuries relating to the use of the Company's products can also result in product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in new product approvals. Furthermore, negligence in performing services can lead to injury or other adverse events. We may be sued under physician liability or other liability law for acts or omissions by the Company's pathologists, laboratory personnel and hospital employees who are under the supervision of the Company's hospital-based pathologists. We are subject to the attendant risk of substantial damages awards and risk to the Company's reputation.

The Company needs to comply with ongoing regulatory requirements applicable to its telehealth product and results of operations may be adversely impacted by any failure to comply with these requirements.

The Company's telehealth product is a medical device that is subject to extensive regulation in the United States. Unless an exemption applies, each medical device that we wish to market in the United States must receive either 510(k) clearance or premarket approval from the FDA before the product can be sold. Either process can be lengthy and expensive. The AHC telehealth product following the FDA's 510(k) clearance procedure can be especially expensive. In addition, the Company is subject to inspection and marketing surveillance by the FDA to determine compliance with all regulatory requirements and the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and record-keeping for approved products are subject to extensive regulation. If the FDA determines that our promotional materials or activities constitute promotion of an unapproved use or we otherwise fail to comply with other FDA regulations, we may be subject to regulatory enforcement actions, including a public warning letter, injunction, civil fines, suspensions, loss of regulatory clearance, product recalls or product seizures. In more egregious cases, criminal prosecution, civil penalties, or disgorgement of profits are possible. The subsequent discovery of previously unknown problems may also result in restrictions on the marketing of our products and could include voluntary or mandatory recall or withdrawal of products from the market. Further, we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action. In addition, the FDA has increased its focus on regulating computer software intended for use in a health care setting, including applications meant to run on a mobile platform or on a browser tailored for use on a mobile platform. If our software solutions or applications are deemed to be actively regulated medical devices by the FDA, we could be subject to more extensive requirements governing pre- and post-marketing activities. Complying with these regulations could be time consuming, expensive, and may require FDA clearance or pre-market approval. If we are not able to maintain regulatory compliance with any of our products, we may be subject to regulatory enforcement actions as described above and may not be permitted to market our products, each of which would have a material adverse impact on our results of operations, cash flows and financial condition.

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

The Company's capital requirements have been and will continue to be significant. We are expending significant amounts of capital to develop, promote and market our services. We expect the Company's existing resources, revenues generated from operations, and proceeds received from other transactions we are considering (of which there can be no assurance) to satisfy working capital requirements for at least the next twelve months, although no assurances can be given that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy other obligations. We are exploring potential transactions to improve the Company's capital position to ensure we are able to meet financing and working capital requirements. We would expect to raise additional funds through obtaining a credit facility from an institutional lender or undertaking private debt financings. Raising additional funds by issuing equity or convertible debt securities may cause stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of other stockholders. Raising additional funds through debt financing or preferred stock, if available, may involve covenants that restrict business activities and options and such additional securities may have powers, designations, preferences or rights senior to currently outstanding securities. We may also enter into financing transactions which involve the granting of liens on the Company's assets or which grant preferences of payment from revenue streams, all of which could adversely impact the Company's ability to rely on revenue from operations to support ongoing operating costs. Alternatively, we may seek to obtain new financing from existing security holders, which may include reducing the exercise or conversion prices of outstanding securities, or the issuance of additional equity securities. Currently, the Company does not have any definitive agreements with any third parties for such transactions, and there can be no assurance that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the Company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially or potentially suspend operations, any of which would have a material adverse effect on the Company's business, financial condition and results of operations. Future capital requirements will depend on, and could increase substantially as a result of many factors including:

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

Increased competition, including price competition, could have a material adverse impact on the Company's net revenues and profitability.

We operate in highly competitive industries. The clinical laboratory business is intensely competitive both in terms of price and service. The Company's major competitors include large, national laboratories possessing greater name recognition, larger customer bases, significantly greater financial resources and employ substantially more personnel. Many of the Company's competitors have long established relationships with their customers and third-party payors, and we cannot assure you that we will be able to compete successfully with such entities. Further, we also compete with hospital-affiliated laboratories and physician-office laboratories as well as large physician group practices. Hospitals may seek to leverage their relationships with community physicians and encourage the physicians to send their outreach testing to the hospital's laboratory. Additionally, hospitals that own physician practices may require the practices to refer testing to the hospital's laboratory. As a result of affiliations between hospitals and community physicians, we compete against hospital-affiliated laboratories primarily based on quality and scope of service as well as pricing. Increased hospital acquisitions of physician practices enhance physician ties to hospital-affiliated laboratories and may strengthen their competitive position.

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

A failure to obtain and retain new customers, a loss of existing customers or material contracts, a reduction in tests ordered or specimens submitted by existing customers, or the inability to retain existing and create new relationships with health systems could impact the Company's ability to successfully grow its business.

To offset efforts by payors to reduce the cost and utilization of clinical laboratory services and to otherwise maintain and grow its business, the Company needs to obtain and retain new customers and business partners. In addition, a reduction in tests ordered or specimens submitted by existing customers, a decrease in demand for our services from existing clients, or the loss of existing contracts, without offsetting growth in our customer base could all impact the Company's ability to successfully grow and could have a material adverse impact on the Company's net revenues and profitability. The Company competes primarily on the quality of services, reporting and information systems, the pricing of services and the ability to employ qualified personnel. The Company's failure to successfully compete on any of these factors could result in the loss of customers and a reduction in the Company's ability to expand its customer base. In addition, as the broader health care industry trend of consolidation continues, including the acquisition of physician practices by health systems, relationships with hospital-based health systems and integrated delivery networks are becoming more important. Our inability to retain our existing relationships with those provider systems and networks and to create new relationships could impact our ability to successfully grow our business.

Continued and increased consolidation of MCOs, pharmaceutical companies, health systems, physicians and other customers could adversely affect the Company's business.

Many health care companies and providers, including MCOs, pharmaceutical companies, health systems and physician practices are consolidating through mergers, acquisitions, joint ventures and other types of transactions and collaborations. As the health care industry consolidates, competition to provide goods and services may become more intense. This competition and increased customer bargaining power may adversely affect the price and volume of the Company's services.

Changes or disruption in services or supplies provided by third parties, including transportation, could adversely affect the Company's business.

The Company depends on third parties to provide services critical to the Company's business. The Company's laboratories and certain of the Company's other businesses are heavily reliant on-air travel for transport of clinical trial and diagnostic testing supplies and specimens, research products, and people, and a significant disruption to the air travel system, or the Company's access to it, could have a material adverse effect on the Company's business.

Damage or disruption to the Company's facilities could adversely affect the Company's business.

Many of the Company's facilities would be difficult to replace in a short period of time. Any event that causes a disruption in the operation of these facilities might impact the Company's ability to provide service to customers and could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

Failure to timely or accurately bill for services could have a material adverse effect on the business.

Billing for clinical testing services is extremely complicated and is subject to extensive and non-uniform rules and administrative requirements. Depending on the billing arrangement and applicable law, we bill various payors, such as patients, insurance companies, Medicare, Medicaid, physicians, hospitals and employer groups. Changes in laws and regulations could increase the complexity and cost of the Company's billing process. Additionally, auditing for compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further cost and complexity to the billing process. Further, billing systems require significant technology investment and, due to marketplace demands, we need to continually invest in billing systems.

Missing or incorrect information on requisitions adds complexity to and slows down the billing process, creating backlogs of unbilled requisitions, and generally increases the aging of accounts receivable and bad debt expense. We believe that much of the Company's bad debt expense in recent years is attributable to the lack of, or inaccurate, billing information. Nevertheless, we have also experienced recent increases in accounts receivable due to the implementation of new billing systems. Failure to timely or correctly bill may lead to the Company not being reimbursed for services or an increase in the aging of accounts receivable, which could adversely affect the Company's results of operations and cash flows. We may also incur additional time and expense in seeking to remedy any issues in the Company's billings and collections experience. Failure to comply with applicable laws relating to billing government health care programs could lead to various penalties, including: (i) exclusion from participation in CMS and other government programs, (ii) asset forfeitures, (iii) civil and criminal fines and penalties, and (iv) the loss of various licenses, certificates and authorizations necessary to operate the business, any of which could have a material adverse effect on the results of operations or cash flows.

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

The failure to properly manage growth could harm the Company's business.

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

A significant increase in day sales outstanding could increase bad debt expense and have an adverse effect on the Company's business including its cash flow.

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

We do not have patents on all the technology we use, which could harm the Company's competitive position.

AEON has registered the trademarks "AEON Global Health", "AEON Clinical Laboratories", "Trust....But Verify", "Tox Advantage", "CGX Advantage", and "Prescribe with Confidence" in the United States in connection with its laboratory testing business. AHC has one U.S. patent and one pending patent application related to legacy AHC business and also was granted licenses to other patents for AHC business by third parties. We have registered a number of trademarks, including "Authentidate", "Inscrybe", "InscrybeMD", "AuthentiProof" and "Inscrybe Office" in the U.S., the trademark "Authentidate" in the European Community and Canada, "AuthentiProof" in Canada, Mexico and the European Community, "Inscrybe" in the European Community and Canada, "Inscrybe Office," and a number of other trademarks as Madrid Protocol international registrations. We continue to take steps to protect the Company's intellectual property rights including filing additional trademark and patent applications where appropriate. We rely on confidentiality agreements with key employees to the extent we deem it to be necessary. We further intend to file patent applications for any new products we may develop, to the extent that we believe that any technology included in such products is patentable. There can be no assurance that any patents in fact, will be issued or that any such issued patents will be effective to protect the Company's products and services from duplication by other manufacturers or developers or to prevent competitors from offering similar products and services. Other companies operating within the Company's business segments may independently develop substantially equivalent proprietary information or otherwise obtain access to the Company's knowledge and expertise, much of which is maintained as trade secrets and there can be no assurance that we will be able to afford the expense of any litigation which may be necessary to enforce the Company's rights under any patent. With respect to AHC telehealth offerings, the right to utilize any licensed intellectual property rights is subject to the terms of the relevant license agreements. Similar to the intellectual property owned by us, there can be no assurance that the intellectual property licensed to us will be effective to protect the Company's products and services from duplication by other manufacturers or developers or to prevent competitors from offering similar products and services.

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

We maintain significant net operating loss, or NOL, carry forwards for federal income tax purposes. However, the ability to fully utilize our net operating loss carryforwards could be limited under Section 382 of the Internal Revenue Code which states that following an "ownership change," special limitations apply to the use by a "loss corporation" of its (i) NOL carryforwards arising before the ownership change and (ii) net unrealized built-in losses (if such losses existed immediately before the ownership change and exceed a statutory threshold amount) recognized during the five years following the ownership change ((i) and (ii) are referred to collectively as the "Applicable Tax Attributes"). After an ownership change, the amount of the loss corporation's taxable income for each post-change taxable year that may be offset by the Applicable Tax Attributes is limited to the product of the "long-term tax-exempt rate" (published by the IRS for the month of the ownership change) multiplied by the value of the loss corporation's stock (the "Section 382 Limitation"). To the extent that the loss corporation's Section 382 Limitation in a given taxable year exceeds its taxable income for the year that excess increases the Section 382 Limitation in future taxable years. Limitations on the use of our net operating loss carryforwards could result in a material increase in our tax liability in future years, which could impact the value of your shares.

Adverse results in material litigation matters could have a material adverse effect on the Company's business.

The Company may become subject, in the ordinary course of business, to material legal action related to, among other things, intellectual property disputes, claims with clinicians or patients and vendors and employee-related matters. The performance of health care services exposes the Company to the risk of litigation from professional negligence and product liability. You should carefully review and consider the various disclosures we make in the Company's reports filed with the SEC regarding legal matters that may affect the business, included in this Annual Report. The Company may also receive inquiries and requests for information from governmental agencies and bodies, including Medicare or Medicaid carriers, requesting comment and/or information on allegations of billing irregularities or billing and pricing arrangements that are brought to their attention through billing audits or third parties. Product liability claims may result in decreased demand for this product, injury to our reputation, related litigation costs, and substantial monetary awards to plaintiffs. The expense of defending such litigation may be substantial and the time required to defend the actions could divert management's attention from the day-to-day operations of the business, which could adversely affect the business, results of operations and cash flows. We cannot predict with certainty the outcome of any legal proceedings in which we become involved, and it is difficult to estimate the possible costs to us stemming from any such matters. We may be faced with litigation claims that exceed our insurance coverage or are not covered under any of our insurance policies. Further, our inability to obtain adequate liability insurance at an acceptable cost or to otherwise protect against potential claims could inhibit the commercialization of any products that we develop. An unfavorable outcome in such litigation could result in substantial monetary damages as well as damage to the Company's reputation, which could have a material adverse effect on the business, results of operations, financial position and cash flows.

We have identified material weaknesses in internal control over financial reporting, which could continue to impact negatively the Company's ability to report results of operations and financial condition accurately and in a timely manner.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2019. We identified material weaknesses in internal control over financial reporting and concluded that we did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of these material weaknesses, see Item 9A, "Controls and Procedures." Each of the material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected which causes us to perform extensive additional work to obtain reasonable assurance regarding the reliability of the Company's financial statements. As described in Item 9A, "Controls and Procedures" we restated the financial statements included in our Quarterly Reports on Form 10-Q for the periods ended September 30, 2016, December 31, 2016, and March 31, 2017. Moreover, other material weaknesses may be identified.

We have tested compliance with our new written policies and procedures, and this work will continue during fiscal 2020. For a detailed description of the Company's remedial efforts, see Item 9A, "Controls and Procedures." There can be no assurance as to when all the material weaknesses will be remedied. Until the Company's remedial efforts are completed, management will continue to devote significant time and attention to these efforts, and we will continue to incur expenses associated with the additional procedures and resources required to prepare the consolidated financial statements.

If we are unsuccessful in implementing or following the remediation plan or fail to update the Company's internal control over financial reporting as the business evolves or to integrate acquired businesses into the Company's controls system, we may not be able to timely or accurately report the Company's financial condition, results of operations or cash flows or to maintain effective disclosure controls and procedures. If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be subject to, among other things: (i) regulatory or enforcement actions by the SEC, (ii) an inability for us to be accepted for listing on any national securities exchange in the near future, (iii) securities litigation, or (iv) a general loss of investor confidence, any one of which could adversely affect the Company's business prospects and the market value of our common stock. Further, there are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. We could face additional litigation exposure and a greater likelihood of an SEC enforcement or other regulatory action if further restatements were to occur or other accounting-related problems emerge, which may adversely affect the Company's financial condition, results of operations and cash flows.

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

The Company's success is dependent on the performance of its management and the cooperation, performance and retention of its executive officers and key employees. An inability to attract and retain experienced and qualified personnel could adversely affect the Company's business.

The Company's business and operations are substantially dependent on the performance of its senior management team and executive officers. If the management team is unable to perform, it may adversely impact our results of operations and financial condition. We do not maintain "key person" life insurance on any of our executive officers. The loss of key management personnel or the inability to attract and retain experienced and qualified employees at the Company's clinical laboratories facilities could adversely affect our business. The success of the Company is dependent in part on the efforts of key members of its management team. In addition, the success of the Company's clinical laboratories also depends on employing and retaining qualified and experienced laboratory professionals, including specialists, who perform clinical laboratory testing services. In the future, if competition for the services of these professionals increases, the Company may not be able to continue to attract and retain qualified individuals. The Company's revenues and earnings could be adversely affected if a significant number of professionals terminate their relationship with the Company or become unable or unwilling to continue their employment.

Failure in our information technology systems or cybersecurity breaches could significantly increase testing turn-around time or billing processes and otherwise disrupt our operations.

The Company's success, including that of its laboratory operations, depends on the efficient and uninterrupted operation of its information technology systems. Information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions. A failure of the network or data gathering procedures could impede the processing of data, disrupt our ability to process laboratory requisitions, perform testing, and provide test results in a timely manner, bill the appropriate party, encumber the day-to-day management of the business and could result in the corruption or loss of data. Breaches with respect to protected health information could result in violations of HIPAA and analogous state laws and risk the imposition of significant fines and penalties. Failure of our information technology systems could adversely affect our business, profitability and financial condition. Despite any precautions the Company may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins, cybersecurity breaches and similar events could result in interruptions in the flow of data to the servers and from the servers to clients. In addition, any failure by the computer environment to provide required data communications capacity could result in interruptions in service. In the event of a delay in the delivery of data, the Company could be required to transfer data collection operations to an alternative provider of server hosting services. Such a transfer could result in delays in the ability to deliver products and services to clients. Finally, long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, acts of terrorism (particularly involving cities in which the Company has offices) and cybersecurity breaches could adversely affect the business. Although the Company carries property and business interruption insurance, the coverage may not be adequate to compensate for all losses that may occur.

Security breaches and unauthorized access to the Company or its customers' data could harm the Company's reputation and adversely affect its business.

Experienced computer programmers and hackers may be able to penetrate the Company's layered security controls and misappropriate or compromise personal information or proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy viruses, worms and other malicious software programs that attack the Company's systems or otherwise exploit any security vulnerabilities. Outside parties may also attempt to fraudulently induce employees to take actions, including the release of confidential or sensitive information or to make fraudulent payments, through illegal electronic spamming, phishing or other tactics. Although the Company believes that it has robust information security procedures and other safeguards in place, which are monitored and routinely tested internally and by external parties, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, the Company may be unable to anticipate all of these techniques or to implement adequate preventative measures. In addition, as cyber threats continue to evolve, the Company may be required to expend additional resources to continue to enhance the Company's information security measures or to investigate and remediate any information security vulnerabilities. The Company's remediation efforts may not be successful and could result in interruptions, delays or cessation of service. Breaches of the Company's security measures and the unauthorized dissemination of personal information, proprietary or confidential information about the Company or its customers or other third parties could expose customers' private information and could expose customers to the risk of financial or medical identity theft or expose the Company or other third parties to a risk of loss or misuse of this information, result in litigation and potential liability for the Company, damage the Company's brand and reputation or otherwise harm the Company's business. Any of these disruptions or breaches of security could have a material adverse effect on the Company's business, regulatory compliance, financial condition and results of operations.

Risks Related to Common Stock and Other Securities

Stockholders prior to the AEON Acquisition will be substantially diluted, and the former members of AEON will control a significant majority of the Company's outstanding shares of common stock if the performance targets of the Merger Agreement are achieved.

The terms of the AEON Acquisition provide that the former members of AEON would have a controlling interest of the Company's outstanding common stock if the earn-out targets were achieved. Pursuant to the Merger Agreement, at the closing the AEON members were issued 958,030 shares of common stock (equal to 19.9% of the outstanding shares of common stock as of the close of business on the business day immediately prior to the closing). The Merger Agreement further provided that the AEON members be issued an additional 240,711 shares of common stock (equal to 5% of the outstanding shares of the Company's common stock) upon approval by stockholders of the issuance of common stock in accordance with the earn-out payment terms of the Merger Agreement. The shareholders of the Company approved the earn-out issuances on July 13, 2016, and these shares were issued in December 2016. Prior to the effectiveness of the Settlement Agreement, the former AEON members could, pursuant to the Merger Agreement, also earn additional shares of common stock to increase their aggregate holdings to up to 90% of the outstanding stock of the Company, based upon meeting the benchmark targets in the Merger Agreement, including delivering $16,000,000 in EBITDA for the calendar year ended 2015, which was achieved, and $100,000,000 in aggregate EBITDA for the calendar years 2016 through 2019. Following the Company's determination that the 2015 EBITDA target was achieved, the Company issued 1,155,415 shares of common stock in December 2016, representing 24% of the issued and outstanding shares of common stock as of close of business on the business day immediately prior to the closing date.

As described in greater detail above, in July 2018, the Company, AEON and the Former Members entered into the Settlement Agreement, which, among other things, resolved certain disagreements among themselves relating to the interpretation of certain provisions of the Merger Agreement, including a number of elements of the Earn-out Payments. After giving effect to the Settlement Agreement, the following provisions now apply to the Earn-out Payments. If the EBITDA target for the three years ending December 31, 2018 (as adjusted in the Settlement Agreement) is achieved, we will issue the Former Members a fixed amount of 3,000,000 shares of common stock (instead of such number of additional shares as shall result in the Former Members holding 85% of the issued and outstanding shares of the Company's common stock on a post-issuance and fully diluted basis). However, if the EBITDA target for 2018 is not achieved, but AEON achieves 75% of such EBITDA target, we will issue the Former Members a fixed amount of 2,250,000 shares of common stock. In the event the EBITDA target for the four-year period ending December 31, 2019 (as adjusted in the Settlement Agreement) is achieved, we will issue the Former Members a fixed amount of 4,000,000 shares of common stock (instead of such number of additional shares equal to an additional 5% of the total issued and outstanding shares of the Company on a post-issuance and fully diluted basis). We also agreed that if the EBITDA target for 2019 is not achieved, but AEON achieves 75% of such EBITDA target, then we will issue the Former Members a fixed amount of 3,000,000 shares of common stock. The Settlement Agreement also provides that if the earn-out target for 2019 is achieved, the Former Members would be entitled to an "earn-out credit" equal to the amount by which such target is exceeded, which would be applied to the determination of whether the 2018 earn-out target (or the adjusted 2018 target) was achieved. If this results in AEON achieving the 2018 earn-out target (at either level), then additional shares of common stock would be issued to the Former Members in accordance with the terms of the Settlement Agreement.

To the extent that these additional common shares are issued, substantial dilution to stockholders will occur, which may adversely impact the trading price of common stock and the terms on which we could raise additional equity capital. The sale of these shares of common stock may adversely affect the market price of the Company's common stock and the stock price may decline substantially.

Further, pursuant to the Merger Agreement, we appointed Hanif A. Roshan, founder of AEON, as Chairman of the Company; and he also subsequently was named as the Company's Chief Executive Officer. Due to such ownership position and board and management positions, the Former Members have significant influence over the outcome of future stockholder votes, including the election of directors and other significant business matters that require stockholder approval, and their interests may differ from the interests of other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These transactions might include proxy contests, tender offers, mergers or other business combinations or purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

The Company's common stock is quoted on the OTCQB, which could adversely affect the market price and liquidity of the common stock.

The Company's common stock is currently traded on the OTCQB tier of the OTC Market under the symbol "AGHC". There is a limited trading market for the Company's common stock and the bid and asked prices for its common stock on the OTCQB may fluctuate widely. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for the Company's common stock, the ability of holders of the Company's common stock to sell shares of the Company's common stock, or the prices at which holders may be able to sell their common stock. Subsequently, investors may need to bear the economic risk of an investment in the Company's securities for an indefinite period of time, which may hamper the Company's ability to raise additional capital. Even if an active market develops for the common stock, Rule 144 promulgated under the Securities Act, which provides for an exemption from the registration requirements under the Securities Act, under certain conditions, requires a holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Securities Act. There can be no assurance that we will fulfill any reporting requirements in the future under the Securities Exchange Act of 1934, as amended, or disseminate to the public any current financial or other information concerning the Company, as is required by Rule 144 as part of the conditions of its availability. The liquidity of the Company's common stock on the OTCQB is expected to be less than if such shares of common stock traded on a nationally-recognized exchange. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations for the price of the Company's common stock, and the price of the common stock could suffer a significant decline. Delisting may also impair the Company's ability to raise capital. If the Company's common stock trading price remains below $5.00 per share, trading in the Company's common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a "penny stock" (generally, any equity security not listed on a national securities exchange or quoted on NASDAQ that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Various regulations and policies restrict the ability of shareholders to borrow against or "margin" low-priced stocks and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers' commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if the share price were higher. This factor may also limit the willingness of institutions to purchase common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in the Company's common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade the Company's common stock.

The Company's outstanding debt may impair financial and operating flexibility.

The Company carries a significant amount of debt in the form of senior secured convertible notes. While we have successfully restructured the majority of our debt advantageous to the Company, all of the outstanding notes contain covenants and events of default customary for transactions of this nature. For example, the outstanding senior secured notes include restrictions against incurring additional indebtedness and granting further security interests on the Company's assets. Without the consent of the holders of these senior debt instruments, we must comply with these restrictions. Among the defined events of default are defaults of the Company's payment obligations, breach of any material covenant or representation of the notes or the related transaction agreements, and the commencement of proceedings under applicable U.S. federal or state bankruptcy, insolvency, reorganization or other similar laws either against us or by us. In the event of default under the notes, a holder may require us to repay all or a portion of the outstanding principal, plus interest and certain of the outstanding debt instruments also require that any repayment due to a default will require immediate repayment of the principal and accrued and unpaid interest. If we are unable to consummate an additional financing prior to the maturity date of these debt instruments, or otherwise further extend or exchange them, we will be required to repay these securities, which may have an adverse effect on the Company's cash position. If we are unable to make the scheduled principal and interest payments on these debt instruments or comply with applicable covenants contained therein, we may be in default under one or more these securities which would likely have a material adverse effect on the business, financial condition and results of operations. Further, if we are unable to repay the secured debt instruments when due, or upon an event of default, the holders could foreclose on the Company's encumbered assets.

Since we have not paid dividends on our common stock, you may not receive income from an investment in our stock.

We have not paid any dividends on our common stock since inception and do not contemplate or anticipate paying any dividends on common stock in the foreseeable future. Earnings have been used to finance the development and expansion of the business. Accordingly, you may have to sell some or all common stock to generate cash. You may not receive a gain on the investment when you sell shares of the Company's common stock and may lose the entire amount of the investment.

Possible volatility in the price of the Company's common stock and limited trading volume could negatively affect us and our stockholders.

The price of shares of the Company's common stock has been and is likely to continue to be volatile with significant fluctuations in trading price throughout the Company last fiscal year. In the past, we have experienced a stock price drop following an announcement of disappointing earnings. Any such announcement in the future could lead to a similar drop in stock price. The price of the Company's common stock could also be subject to wide fluctuations in the future due to a number of other factors, some of which are beyond the Company's control, including:

•	quarterly variations in operating results;
•	announcements we or the Company's competitors make regarding significant contracts, acquisitions, dispositions, strategic partnerships, or joint ventures;
•	additions or departures of key personnel;
•	the introduction of competitive offerings by existing or new competitors;
•	uncertainty about and customer confidence in the current economic conditions and outlook;
•	reduced demand for any given product; and
•	sales of the Company's common stock.

The U.S. securities markets experience significant price and volume fluctuations. These fluctuations often have been unrelated to the operating performance of companies in these markets. Broad market and industry factors may lead to volatility in the price of the Company's common stock, regardless of operating performance. Moreover, the Company's stock has limited trading volume, and this illiquidity may increase the volatility of the Company's stock price. In the past, following periods of volatility in the market price of an individual company's securities, securities class action litigation has been instituted against that company. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

The Company's quarterly operating results may vary.

The Company's operating results may vary significantly from quarter-to-quarter and are influenced by factors over which the Company has little control such as:

•	changes in the general global economy;
•	the commencement, completion, delay or cancellation of large projects or groups of projects;
•	the progress of ongoing projects;
•	the timing of and charges associated with completed acquisitions or other events; and
•	changes in the mix of the Company's services.

The Company believes that operating results for any quarter are not necessarily a meaningful indication of future results. While fluctuations in the Company's quarterly operating results could negatively or positively affect the market price of the Company's common stock, these fluctuations may not be related to the Company's future overall operating performance.

The exercise of the Company's outstanding options, restricted stock units and warrants, or conversion of outstanding convertible debt and convertible preferred stock, may depress the stock price and dilute ownership of the Company.

The Company has options extended on restricted stock units and warrants outstanding to include: (1) employee stock options not all of which are immediately exercisable, (2) director stock options all of which are exercisable, (3) warrants to purchase approximately shares of common stock. In addition, we there are presently outstanding shares of Series D Preferred Stock and Series E Convertible Preferred Stock, as well as outstanding convertible debt which upon conversion may be resold from time-to-time by a holder in accordance with Rule 144 under the Securities Act.

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

Pursuant to the certificate of incorporation, the board has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock. The board may, at any time, authorize the issuance of a series of preferred stock that would grant to holders the preferred right to the Company's assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of the common stock, and the right to the redemption of the shares, before the redemption of common stock, which may have a material adverse effect on the rights of the holders of common stock. In addition, the board, without further stockholder approval may, at any time, issue large blocks of preferred stock. Pursuant to the certificates of designations governing the rights and preferences of outstanding shares of Series E Preferred Stock and Series D Preferred Stock, each share of preferred stock has certain rights and preferences, including the right to receive dividends in preference to common stockholders. In addition, we must obtain the approval of the holders of a majority of the shares of outstanding convertible preferred stock in order to (i) amend, alter or repeal any provisions of the Company's Certificate of Incorporation which would materially adversely affect any of the preferences, rights, powers or privileges of such preferred stock, (ii) create, authorize or issue any other class or series of preferred stock on a parity with, or having greater or preferential rights than, the outstanding convertible preferred stock, (iii) redeem, repurchase or otherwise acquire for value, or set aside for payment or make available for a sinking fund for the purchase or redemption of any stock ranking junior to on a parity with the outstanding convertible preferred stock, or (iv) enter into any agreement which would prohibit or restrict the right to pay dividends on the outstanding convertible preferred stock. The need to obtain the approval of holders of convertible preferred stock before taking these actions could impede the Company's ability to take certain actions that management or the board may consider as being in the best interests of stockholders. Any failure to obtain such approval could limit business flexibility, harm the business and result in a decrease in the value of common stock or convertible preferred stock.

Provisions in the Company's charter documents and Delaware law could discourage or prevent a takeover, even if an acquisition would be beneficial to stockholders.

Provisions of the Company's certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third-party to acquire us, even if doing so would be beneficial to stockholders. These provisions include:

•	authorizing the issuance of "blank check" preferred that could be issued by the board of directors to increase the number of outstanding shares and thwart a takeover attempt;
•	prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and
•

advance notice provisions in connection with stockholder proposals that may prevent or hinder any attempt by stockholders to bring business to be considered by stockholders at a meeting or replace the board of directors.

Together these provisions may delay, deter or prevent a change in control of us, adversely affecting the market price of common stock.

The Company's stockholders approved an amendment to the Company's Amended Certificate of Incorporation to restrict certain transfers of common stock (the "Protective Amendment"). The Protective Amendment is designed to prevent certain transfers of common stock that could result in an ownership change under Section 382 of the Internal Revenue Code and materially inhibit the Company's ability to utilize its net operating losses under federal tax laws. As a result of the Protective Amendment, the Company's shares of common stock are subject to transfer restrictions such that holders of common stock are restricted from attempting to transfer (which includes any direct or indirect acquisition, sale, transfer, assignment, conveyance, pledge or other disposition) any of the shares of common stock (or options, restricted stock units and warrants or other rights to acquire the common stock, or securities convertible or exchangeable into common stock) to the extent that such transfer would (i) create or result in an individual or entity becoming a 4.9% shareholder of the common stock for purposes of Section 382 of the Internal Revenue Code of 1986, as amended and the related Treasury Regulations (which are referred to as a "4.9 Percent Shareholder") or (ii) increase the stock ownership percentage of any existing 4.9 Percent Shareholder. Transfers that violate the provisions of the Protective Amendment shall be null and void ab initio and shall not be effective to transfer any record, legal, beneficial or any other ownership of the number of shares which result in the violation of the Protective Amendment (which shares are referred to as "Excess Securities"). Instead, the purported transferee would be required, upon demand by the Company, to transfer the Excess Securities to an agent designated by the Company for the limited purpose of consummating an orderly arm's length sale of such shares. The net proceeds of the sale will be distributed (i) to reimburse the agent for any costs associated with the sale, (ii) to the purported transferee to the extent of the price it paid, and (iii) any additional amount will be distributed to a charitable beneficiary. If the Excess Securities are sold by the purported transferee, such person will be treated as having sold the excess stock on behalf of the agent and will be required to remit all proceeds to the Company's agent. To the extent permitted by law, any stockholder who knowingly violates the Protective Amendment will be liable for any and all damages we suffer as a result of such violation. The Protective Amendment has an "anti-takeover" effect because, among other things, it restricts the ability of a person, entity or group to accumulate more than five percent of the Company's common stock and the ability of persons, entities or groups now owning more than five percent of the outstanding shares of common stock from acquiring additional shares of the Company's common stock without the approval of the board.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

AEON provides its services utilizing state of the art testing equipment and proprietary sampling preparation at a 28,000 square foot campus located at 2225 Centennial Drive, Gainesville, Georgia 30504. AEON also uses the latest in robotic sample preparation machinery for its toxicology, pharmacogenomics and hereditary cancer testing. Robotic sample preparation increases AEON's throughput, as well as minimizes the potential for human errors.

We lease this facility from Centennial Properties of Georgia, LLC under a lease agreement which commenced in April 2014, and was amended January 20, 2016. The lease provides for a term of 12 years expiring in March 2026. The lease payments range from $48,000 to a maximum of $60,000. In connection with the lease agreement, as security for its rent and other obligations under the lease, AEON has provided to the landlord a first priority lien and security interest in substantially all of its assets, subordinated to the security interests of our assets held by our senior lenders. The landlord under the lease is Centennial Properties of Georgia, LLC, a Georgia limited liability company. Centennial is owned by Hanif Roshan, Shawn Desai, Pyarali Roy and Sohail Ali, all of whom are either former members, or whose spouses were former members, of AEON and have received and may in the future receive common stock from the Merger. The remaining lease payments are as follows:

Monthly Rent	Start	End
($)
51,000	02/01/19	03/31/20
52,500	02/01/20	03/31/21
54,000	02/01/21	03/31/22
55,500	02/01/22	03/31/23
57,000	02/01/23	03/31/24
58,500	02/01/24	03/31/25
60,000	02/01/25	03/31/26

The Company entered into a lease agreement with Hanif Roshan (the "landlord") to lease a residential premises at 5455 Golf View Drive, Braselton, Georgia 30517 for a term of 1 year beginning on January 1, 2018 and ending December 31, 2018, subsequently renewed for an additional year to expire December 31, 2019, for a fixed monthly rent of $7,500 due and payable by the first day of each month. The lease is renewable with a 3% increase in rent for each renewal. The tenant is responsible for utilities and insurance with the landlord responsible for maintenance and taxes on the premises. The Company has terminated this lease agreement effective April 30, 2019.

ITEM 3. LEGAL PROCEEDINGS

See Item 15 of Part IV, "Financial Statements - Note 11 - Commitments and Contingencies.

The Company is also subject to claims and litigation arising in the ordinary course of business.  Our management considers that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Prior to the AEON Acquisition, AEON was a privately-held limited liability company and its membership interests did not trade on any market or exchange. Effective as of August 17, 2017, the Company's common stock began trading on the OTCQB tier, an electronic quotation service operated by the OTC Markets Group, Inc., under the symbol "ADAT". Effective February 1, 2018, the Company began trading on the OTCQB under the new trading symbol "AGHC". During the 2017 fiscal year, AHC common stock traded on the OTC Pink market tier of the OTC Markets Group Inc. From January 29, 2016 until June 30, 2016, the Company's common stock traded on the OTCQB market tier and Prior to January 29, 2016, the Company's common stock traded on The NASDAQ Capital Market.

As of June 30, 2019, there were approximately 370 holders of record of the Company's common stock. The number of record holders may not be representative of the number of beneficial owners because many of the shares of common stock are held by depositories, brokers or other nominees.

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

Sales of Unregistered Securities Unregistered Securities

Except as previously reported in our filings with the SEC and as described elsewhere in this Annual Report on Form 10-K, we did not sell unregistered securities during the year ended June 30, 2019.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 15 of Part IV, "Financial Statements - Note 9 – Share-Based Compensation.

Item 6. Selected Financial Data.

Not applicable.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The AEON Acquisition

On January 27, 2016, Peachstate Health Management LLC, d/b/a AEON Clinical Laboratories ("AEON") was merged into a newly formed acquisition subsidiary of Aeon Global Health Corp., formerly, Authentidate Holding Corp. ("Aeon Global" or the "Company") (the "Aeon Acquisition") pursuant to a definitive Amended and Restated Agreement and Plan of Merger dated January 26, 2016, as amended on May 31, 2016 and December 15, 2016 (collectively the "Merger Agreement"). The merger certificate was filed with the Secretary of State of Georgia on January 27, 2016, and AEON survived the merger as a wholly-owned subsidiary of AGHC. The closing of the AEON Acquisition occurred on January 27, 2016 and the Company filed a Current Report on Form 8-K on February 1, 2016 regarding the AEON Acquisition in accordance with the SEC regulations. In accordance with the Merger Agreement, the members of AEON prior to the effective time of the AEON Acquisition became holders of shares of the Company's common stock, issuable in tranches as described in below. The acquisition of AEON requires that the Company pay certain Earnout Payments (as defined and described below) to the former members of AEON upon achievement of certain financial milestones. The Earn-out Payments must be paid in shares of the Company's common stock. While the Earn-out Payments were initially set forth in the Merger Agreement, in July 2018, the Company, AEON and the former members of AEON (the "Former Members"), entered into a Settlement and Restructuring Agreement (the "Settlement Agreement"), which among other things, resolved certain disagreements among themselves relating to the interpretation of certain provisions of the Merger Agreement, including a number of elements of the Earn-out Payments.

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

Overview of AEON

Prior to the closing of the AEON Acquisition, AEON was a privately-held Georgia limited liability company. Subsequent to the Acquisition, the AEON business constitutes the majority of the combined Company's business. AEON's primary business focus is on production of actionable medical information for the provision of value-based medicine. This includes the testing of an individual's urine or saliva for the presence of drugs or chemicals and the patient's DNA profile.

AEON supports its national client base from its Gainesville, Georgia headquarters. AEON is focused on technological innovation and efficiency, utilizing state of the art testing equipment and proprietary methodologies to provide some of the fastest and most reliable test results in the nation. AEON focuses on a service model that emphasizes the importance of the test result for both client and patient. By focusing on fast, accurate turnaround of test results and the ability to integrate directly with electronic medical records, AEON believes it is able to provide clients a unique service that unmatched by larger clinical laboratories. With a greater emphasis on its service model, AEON is ideally positioned to be a preferred lab provider for personalized medicine. While the majority of AEON's current testing volume is in toxicology, AEON has recently placed its focus and emphasis on growing its DNA pharmacogenomics and cancer genetic testing services in response to rapidly growing market demand for personalized medical testing.

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

Outlook and Trends

The health care system in the United States is evolving and significant change is taking place in the system. We expect that the evolution of the health care industry will continue, and that industry change is likely to be extensive. There are a number of key trends that have, and will continue to have, a significant impact on the diagnostic information services business in the United States. These trends present both opportunities and risks. Nevertheless, because of the nature of the services we provide, we believe that the industry will continue to grow over the long-term and that we are well positioned to benefit from the projected growth in this segment.

Consistent with the last few years, we experienced additional reimbursement pressure for the AEON business during fiscal 2019, and we expect this trend to continue for fiscal 2020. Health care market participants, including governments, are focusing on controlling costs by (i) changing reimbursement for health care services (including but not limited to a shift from fee for service to capitation), (ii) changing medical coverage policies (e.g., health care benefits design), (iii) pre-authorization of laboratory testing, (iv) requiring co-pays, (v) introducing laboratory spend management utilities, and payment, and (vi) patient care innovations. As health plans and government programs require greater levels of patient cost-sharing, patient collections could be negatively impacted and adversely impact bad debt expense and potentially causing a shift to capitation arrangements where we agree to a predetermined monthly reimbursement rate for each member enrolled in a restricted plan, regardless of volume or our cost of services.

Fees for the laboratory services we provide are reimbursed by Medicare, Medicaid and commercial payers and are established in the clinical laboratory fee schedule ("CLFS").  These fee schedules are subject to annual adjustments.

Over the past several years, the Company has experienced governmental reimbursement reductions as a direct result of the Patient Protection and Affordable Care Act ("ACA") and other laws.  The Protecting Access to Medicare Act ("PAMA"), which became law on April 1, 2014, is expected to result in a future net reduction in reimbursement revenue under the CLFS.  These laws include provisions designed to control health care expenses reimbursed by governmental programs through a combination of reductions to fee schedules, incentives to physicians to participate in alternative payment models such as risk-sharing and new methods to establish and adjust fees.

Beginning in calendar year 2016, commercial and governmental payors focused on reducing payments to clinical laboratories by imposing more stringent payment guidelines in their adjudication processes.  Additionally, effective January 2016, the Centers for Medicare and Medicaid Services ("CMS") significantly reduced the unit reimbursement rate for many of the tests typically performed by the Company, along with the number of tests that CMS would reimburse.

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

During 2017 and 2018, the President of the United States and the federal legislature also have taken substantial efforts to repeal and replace the ACA. Further Congressional efforts to repeal, amend, replace, or reform the ACA are possible, and the individual mandate component of the ACA was repealed as part of the Tax Cuts and Jobs Act of 2017. If additional legislation were to be enacted, it could have a significant impact on the U.S. health care system. The ongoing uncertainty regarding the ACA could create uncertainty generally in the health care market. Also, the trend of consolidating, converging and diversifying among customers and payers has continued. Consolidation is increasing price transparency and bargaining power and encouraging internalization of clinical testing.

Despite the market changes regarding reimbursement discussed above, the Company believes that the volume of clinical laboratory testing is positively influenced by several factors, including an expansion of Medicaid, managed care, and private insurance exchanges. Additional factors that may lead to future volume growth include an increase in the number and types of tests that are readily available (due to advances in technology and increased cost efficiencies) for the diagnosis of disease, and the general aging of the U.S. population. In addition, an increasing focus and emphasis on the growing DNA pharmacogenomics and cancer genetic testing in response to rapidly growing market demand for personalized medical testing is increasing providing ample avenues for continued growth.

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

Results of Operations for the fiscal year ended June 30, 2019 and 2018

For the fiscal year ended June 30, 2019, as compared to the fiscal year ended June 30, 2018, total revenues were $12,932,305 and $16,301,144, respectively. This 20.7% decrease in revenues was largely due to a reduction in sample volumes from a large customer.

Cost of revenue increased to $5,010,153 or 38.7% of revenue for the year ended June 30, 2019 compared to $5,135,896 or 31.5% of revenue for the prior year. The increase in cost of revenue is due primarily to the fixed cost of maintaining laboratory operations regardless of volume, the variable component of labor and materials as well as the cost for implementing new laboratory processes.

Gross margins were $7,922,152 or 61.3% of revenue and $11,165,248 or 68.5% of revenue for the fiscal year ended June 30, 2019 and 2018, respectively.  Gross margin reduction is due to the reduction of revenues and increase in related cost of revenue.

Selling general and administrative ("SG&A") expenses as a percent of revenue were 77.3% and 63.6% for the year ended June 30, 2019 and 2018 respectively.

Share based compensation expense was $405,991 for the fiscal year ended June 30, 2019 compared to $781,858 for the fiscal year ended June 30, 2018. The reduction in share based compensation was due to a reduction in the issuance of restricted stock units during fiscal 2019 and cancellation of awards due to employee terminations.

Depreciation and amortization expense was $471,462 and $802,484 for the fiscal year ended June 30, 2019 and 2018 respectively. The decrease in the current year is due to the continued write-off of legacy assets and other fixed assets being fully depreciated.

Other income (consisting of interest expense and a positive change in fair value of derivative liabilities) were $281,690 for the fiscal year ended June 30, 2019 compared to other expenses (consisting of interest expense and a negative change in fair value of derivative liabilities) of $(1,122,939) for the fiscal year ended June 30, 2018.

Income tax expense was $5,307,003 and $6,096,902 for the fiscal year ended June 30, 2019 and 2018, respectively.  The expense in both years related primarily to the decrease in the deferred tax asset (DTA).  The composition of the write down of the DTA for the fiscal year ended June 30, 2019 was $5,816,315 as compared to $4,490,800 for the fiscal year ended June 30, 2018 and $1,587,890 for expirations of net operating losses and due to management’s assessment of the recoverability of the DTA.

Net loss available to common shareholders for the fiscal year ended June 30, 2019 and 2018 was $8,318,201 or $1.01 basic and diluted loss per common share and $8,340,133 or $1.15 basic and diluted loss per common share respectively.

Liquidity and Capital Resources

At June 30, 2019, we had cash and cash equivalents of $753,589 and total assets of $3,911,096. The Company's operations and product development activities have required substantial capital investment to date. As discussed in more detail below, we continue to incur negative cash flows from operations, and our considerable capital requirements among other factors will likely continue to contribute to continued operating losses.

For the fiscal year ended June 30, 2019, we recorded a net loss of $7,975,387. We had adjustments of $5,816,315 due to deferred taxes, $579,311 due to the change in fair value of derivative liabilities, $471,462 due to depreciation and amortization, and $405,991 due to share based compensation. We had a positive change of $966,415 due to accounts receivable, a negative change of $201,317 due to inventory, a positive change of $40,235 due to prepaid expenses and current assets, a positive change of $650,141 due to accounts payable, a positive change of $650,141 due to accrued expenses, a positive change of $36,339 due to accrued commissions, and a negative change of $88,755 due to deferred rent. As a result, we had net cash provided by operating activities of $40,748 for the fiscal year ended June 30, 2019.

For the fiscal year ended June 30, 2018, we recorded a net loss of $8,000,377. We had adjustments of $6,031,702 due to deferred taxes, $722,585 due to the change in fair value of derivative liabilities, $802,484 due to depreciation and amortization, and $798,499 due to share based compensation. We had a negative change of $1,486,316 due to accounts receivable, a negative change of $105,379 due to inventory, a positive change of $4,653 due to prepaid expenses and current assets, a negative change of $740,581 due to accounts payable, a positive change of $589,876 due to accrued expenses, a positive change of $180,778 due to accrued commissions, and a negative change of $142,795 due to deferred rent. As a result, we had net cash used in operating activities of $1,009,281 for the fiscal year ended June 30 2018.

For the fiscal year ended June 30, 2019, we recorded a negative change in the acquisition of property and equipment of $10,510. As a result, for the fiscal year ended June 30, 2019, we had net cash used in investing actives of $10,510.

For the fiscal year ended June 30, 2018, we recorded a positive change in proceed from deposits of $10,211, and a negative change in the acquisition of property and equipment of $20,037. As a result, for the fiscal year ended June 30, 2019, we had net cash used in investing actives of $9,826.

For the fiscal year ended June 30, 2019, we had no financing activities.

For the fiscal year ended June 30, 2018, we received $500,000 as proceeds from a related party convertible note payable.  As a result, we had net cash provided by financing activities of $500,000 for the fiscal year ended June 30, 2018.

The Company does not have a bank line-of-credit or other fixed source of capital reserves and is exploring potential transactions to improve its capital position to ensure it is able to meet financing and working capital requirements. We would expect to raise additional funds through obtaining a credit facility from an institutional lender or undertaking private debt financings. Raising additional funds by issuing equity or convertible debt securities may cause stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of other stockholders. Raising additional funds through debt financing or preferred stock, if available, may involve covenants that restrict the Company's business activities and options and such additional securities may have powers, designations, preferences or rights senior to currently outstanding securities. We may also enter into financing transactions which involve the granting of liens on the Company's assets or which grant preferences of payment from its revenue streams, all of which could adversely impact the Company's ability to rely on revenue from operations to support ongoing operating costs. Alternatively, we may seek to obtain new financing from existing security holders, which may include reducing the exercise or conversion prices of outstanding securities, or the issuance of additional equity securities. Currently, we do not have any definitive agreements with any third parties for such transactions and there can be no assurance that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the Company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially or potentially suspend operations, any of which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

On September 15, 2015, the Company executed an amendment to the lease for its replacement offices in New Jersey.  The term of the lease was for six (6) years with annual rentals ranging from approximately $135,000 in the first year to $148,000 in its final year.  The lease provided the Company with opportunities for its early termination by the tender of a pre-negotiated amount on the 18th, 27th, and 36th month anniversary dates of the amendment.  As part of the lease terms, the Company provided a letter of credit ("LOC") in the approximate amount of $121,000 as security for its lease payments.  In July 2017, the Company vacated the premises, and the landlord took possession of both the premises and the aforementioned LOC in the first quarter of fiscal year 2018, and subsequently leased the subject premises to a third party by at least the fourth quarter of fiscal year 2018.  The Company is evaluating its possible lease obligations and considering its alternatives, and, although not guaranteed, expects to be successful.

Other Matters

The events and contingencies described below have impacted or may impact our liquidity and capital resources.

In connection with the private placement of Series D Preferred Stock in June 2013, we issued 665,000 shares of Series D 5% Convertible Preferred Stock.  Presently, there are 605,000 shares of Series D Preferred Stock outstanding.  The shares of Series D Preferred Stock are convertible into 619,154 shares of common stock at the conversion rate of $9.77139 per share. Each share of Series D Preferred Stock has a stated value of $10.00 per share.  The Company has the right to repurchase these shares at the stated value per share, plus accrued and unpaid dividends and to require the holders to convert such securities into common stock starting in June 2016.  Each holder of Series D Preferred Stock has the right to require the holders to convert such securities into common stock at any time commencing on the six-month anniversary date of the issue date.  The Series D Preferred Stock pays dividends at the rate of 5% per annum, payable in cash or shares of common stock, at the rate of 5% per annum, payable in cash or shares of common stock, at the Company's option, subject to certain limitations.  At June 30, 2019 the Company had accrued dividends on the shares of Series D Preferred Stock in the amount of approximately $915,669.

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

Debt Exchange and Restructuring Transactions

March 2017

On March 20, 2017, the Company entered into a note exchange agreement with the holders of an aggregate principal amount of $2,170,000 of outstanding promissory notes (the "Original Notes"), which were due and payable, pursuant to which the Company agreed to issue the holders of such notes, in consideration of the cancellation of the Original Notes, new promissory notes in the aggregate principal amount of $2,545,199, which were equal to the sum of the aggregate principal amount of the original notes plus the accrued but unpaid interest on the Original Notes (the "Senior Notes").  The Senior Notes are convertible into shares of the Company's common stock at an initial conversion price of $2.03 per share.  Based on the initial conversion prices, the Senior Notes are convertible into shares of the Company's common stock at an initial conversion price of $2.03 per share.  Based on the initial conversion prices, the Senior Notes were convertible into up to 1,253,792 shares of common stock.  If the Company issued or sold shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that was less than the conversion price then in effect, such conversion price would be decreased to equal 85% of such lower price.  The foregoing adjustments to the conversion price would not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans.  In addition, the conversion price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes.  All the Senior Notes had a maturity date of one year from the closing date.

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

In connection with the above note exchange transaction consummated in March 2017, the Company exchanged all outstanding shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") for shares of a new series of convertible preferred stock designated as Series E Convertible Preferred Stock (the "Series E Preferred Stock").  Accordingly, on March 20, 2017, the Company also entered into a separate exchange agreement with the holder of the shares of Series B Preferred Stock, to exchange such shares for a total of 25,000 shares of Series E Preferred Stock.  The Shares of Series E Preferred Stock are initially convertible by the holder into an aggregate of 187,000 shares of commons stock at the initial conversion rate of $4.00 per share.  The conversion price of the new preferred stock will be subject to adjustment solely in the event of stock dividends, combinations, splits recapitalizations, and similar corporate events and does not provide for general price-based anti-dilution adjustments.  Each share of Series E Preferred Stock has a stated value of $30.00 per share.  On March 20, 2017, the Company filed with the State of Delaware a Certificate of Designations, Rights and Preferences and Number of Shares of Series E Convertible Preferred Stock, referred to as the Series E Designation.  The Series E Preferred Stock has the following rights and preferences: (i) each holder of the Series E Preferred Stock will have the right, at any time, to convert the shares of Series E Preferred Stock into shares of common stock, (ii) the Series E Preferred Stock will be redeemable at option commencing one year after the closing date (provided that the Company's common stock is listed on a national securities exchange at such time) and (iii) the Series E Preferred Stock will pay dividends at a rate of 5% per annum in cash.  Pursuant to the exchange for the preferred stock, the holder of the shares of Series B Preferred Stock agreed to waive all unpaid dividends that had accrued on the shares of Series B Preferred Stock.

March 2018

On March 27, 2018, the Company entered into an agreement with the holders of the Senior Notes to amend certain terms of such notes (the "Note Amendment Transaction").  In the Note Amendment Transaction, the holders of the Senior Notes entered into a consent and amendment agreement with the Company (the "Consent Agreement"), pursuant to which the Senior Notes were amended to extend the maturity date for a period of twelve months, to March 20, 2019 and in consideration thereof, the conversion rate of the Senior Notes was reduced to equal $1.20 per share.  Based on the adjusted conversion price, the principal amount of the Senior Notes will be convertible into up to 2,120,199 shares of common stock.  As the conversion price of the Senior Notes was further reduced, the exercise price of outstanding warrants to purchase an aggregate of 825,184 shares of common stock, which was adjusted to $2.07 following the 2017 note exchange transaction, was further reduced to $1.22 per share.

Contemporaneously with the Note Amendment Transaction, the Company entered into a note exchange agreement (the "Note Exchange Agreement") with its CEO, who held a separate promissory note in the aggregate principal amount of $500,000, to exchange such note for a new senior note on terms substantially the same as the Senior Notes (the "2018 Note Exchange Transaction"). Pursuant to the Note Exchange Agreement, the Company issued its CEO, in consideration of the calculation of the then-existing note, a new senior secured note (the "Additional Senior Note") in the aggregate principal amount of $504,452, which is equal to the sum of the aggregate principal amount of the prior note, plus the accrued but unpaid interest thereon.  The closing of the 2018 Note Exchange Transaction occurred on March 27, 2018. The Additional Senior Note is the same, in all material respects, as the Senior Notes described above in the Note Amendment Transaction and is convertible into shares of the Company's common stock at an initial conversion price of $1.20.  Based on the initial conversion price, this note is convertible into up to 420,376 shares of common stock. Further the conversion price of the Additional Senior Note may be adjusted upon the occurrence of the same events which would result in an adjustment of the conversion price of the Senior Notes, as described above, including the issuance of securities at a price per share less than the current conversion price.  Similarly, the maturity date, interest rate, events of default, redemption and other terms of such Additional Senior Note are the same as for the Senior Notes.  The Additional Senior Note is on parity with the Senior Notes and, subject to certain exceptions, is senior to other existing and future indebtedness of the Company and, together with the Senior Notes, is secured by a first priority lien on all of the Company's assets to the extent and as provided in the Security Agreement, as amended.

July 2018

Pursuant to the Settlement Agreement, Mr. Roshan and Optimum Ventures, LLC (the "Lenders") agreed to restructure the loans that they previously made to the Company, as evidenced by the Senior Notes held by them and to exchange their existing notes for a new senior credit instrument pursuant to which they will provide up to $2.0 million of credit to the Company.  The Company entered into a note exchange agreement dated July 19, 2018 (the "July Exchange Agreement") with the Lenders, who collectively held senior secured convertible notes in the aggregate principal amount of $1,351,482. Pursuant to the July Exchange Agreement, the Company issued the Lenders new senior secured Grid Notes in the maximum aggregate principal amount of $2.0 million in consideration of the cancellation of their original Senior Notes. The Grid Notes are structured to provide the Company with a credit facility pursuant to which it can borrow, pay, and re-borrow any portion of the maximum principal amount of credit available under these instruments.  The Grid Notes are senior, secured obligations and are not convertible into any equity securities of the Company.  The Grid Notes bear interest at the rate of 7.5% per annum with interest payable upon maturity or sooner in accordance with the prepayment mechanism of the Grid Notes. The maturity date of the Grid Notes is June 30, 2020.

The Grid Notes were issued in consideration of the exchange of (i) an aggregate principal amount of $759,869 of Senior Notes held by Hanif A. Roshan and (ii) an aggregate principal amount of $591,613 of Senior Notes held by Optimum Ventures, LLC.  Upon the closing, a Grid Note was issued to each of the Lenders in a maximum principal amount based on the relative percentage of the original notes that were held by them.  The maximum principal amount under the Grid Note issued to Hanif A. Roshan is $1,100,000 and the maximum principal amount under the Grid Note issued to Optimum is $900,000.  Each Grid Note issued also reflects an outstanding principal amount equal to the sum of the aggregate principal amount of the Senior Notes held by each Lender, plus the accrued but unpaid interest thereon.  The aggregate principal amount of the Grid Notes outstanding as of the closing date of the Note Restructuring Transaction, and at June 30, 2019 was $1,415,449. The closing of this transaction occurred on July 19, 2018.  The Grid Notes are on parity with an outstanding principal amount of $1,698,169 of the other outstanding convertible Senior Notes and, subject to certain exceptions, are senior to other existing and future indebtedness of the Company and, together with the remaining Senior Notes, are secured by a first priority lien on all of the Company's assets to the extent and as provided in a Security Agreement entered into between the Company, the Lenders and the holders of the other Senior Notes (the "Convertible Note Holders"). The Grid Notes contain customary covenants against incurring additional indebtedness and granting additional liens and contains customary events of default, which terms are substantially the same as the corresponding provisions of the original notes.  Upon the occurrence of an event of default under the Grid Notes, the Lenders may require the Company to repay all or a portion of the note in cash, at a price equal to 110% of the principal, plus accrued and unpaid interest.

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

Subordinated Note

We have not created and are not party to any special-purpose or off-balance sheet entities for raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into the Company's financial statement that are reasonably likely to materially affect liquidity or the availability of capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. These indemnification provisions are generally included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, obligations under these arrangements may be limited in terms of time and/or amount and, in some instance, we may have recourse against third parties for certain payments made by us. It is not possible to predict maximum potential amount of future payments under these indemnification agreements due to the conditional nature of these obligations and the unique facts of each particular agreement. We have not historically made any payments under these agreements that have been material individually of in the aggregate. As of June 30, 2019, we are not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation and Changing Prices

The impact of general inflation on our operations has not been significant to date, and we believe inflation will continue to have an insignificant impact on us.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

As of June 30, 2019, we are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. Nevertheless, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of borrowings, which could increase its exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

At June 30, 2019, the Company's unrestricted cash totaled approximately $754,000 and was in noninterest-bearing checking accounts used to pay operating expenses.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements are annexed hereto at Part IV, Item 15 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure control and procedures, as defined in Rules 13a-15 (e) and 15d-15 (e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports within the time periods specified in the SEC's rules and forms.  This information is also accumulated and communicated to management, including our Chief Executive Officer ("CEO") and interim CFO, as appropriate, to allow timely decisions regarding required disclosure. As of the date of this report we have hired a new CFO to increase our oversight of disclosure controls and improve our internal processes and procedure. Our management, under the supervision and with the participation of its CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Our management identified material weaknesses in the control environment described below, and based on that evaluation, because of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2019.  In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with GAAP.  Accordingly, the CEO and CFO believe that the financial statements included in this report fairly represent in all material respects (and in accordance with GAAP) our financial condition, results of operations and cash flows for the periods presented.

As of the day of this report, Management has identified the following material weaknesses in the Company's control environment:

●

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

●

There is a lack of sufficient resources in its accounting function and an insufficient level of monitoring and oversight which resulted in the inadequate segregation of duties on the assessment of disclosure controls and procedures and which restricted the Company's ability to gather, analyze, and properly review information in a timely manner.

●

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

Further, as we reported in our Current Report on Form 8-K filed on December 11, 2018, on December 5, 2018, Michael J. Poelking, who served as our CFO and Treasurer since September 11, 2017, informed us that he resigned all his positions with the Company, effective immediately. In light of this, on December 6, 2018, we appointed Hanif A. Roshan, our CEO and Chairman of the Board, as our interim CFO and principal accounting officer. As of the date of this report, we have hired Peter Hellwig as our new CFO.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

Considering the material weakness described herein, we have implemented improvements in our internal control over financial reporting.  The improvements are from creating proper policies and procedures.  Made measurements and adjustments where a need is identified to ensure the performance of these policies. The implementation of the procedures has given the Company a more progressive process and developed a more proactive process.  Management is committed to continued planning and implementation of remediation efforts to address the material weaknesses and to enhance our overall financial control environment.  In this regard these initiatives include:

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

The Company has appointed Peter Hellwig as our new CFO. Due to the recent nature of his appointment, we have not yet tested the effectiveness or the corrective measures, and do not believe that all of the material weaknesses have been remediated. Until the measures can be fully implemented and the operational effectiveness of related internal controls validated through testing, the material weaknesses described above will continue to exist. However, when fully implemented and operational, we believe that the measures described above will remediate the control deficiencies we have identified. We intend to continue to diligently review and improve our financial reporting controls and procedures. As we continue to evaluate and improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify certain of the policy and procedure measures as described above.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to our executive officers is provided under the caption entitled "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K and is incorporated by reference herein. The information required by this item with respect to our directors, board committees, and corporate governance matters will be set forth in our definitive Proxy Statement under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" of the Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference to our Proxy Statement.

We have adopted a written code of business conduct and ethics, which applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our board of directors. We did not waive any provisions of the code of business ethics during the year ended June 30, 2019. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website.

Item 11. Executive Compensation.

The information required by this Item is delineated in our definitive Proxy Statement, filed on October 26, 2018 and is incorporated herein by reference to our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is delineated in our definitive Proxy Statement, filed on October 26, 2018 and is incorporated herein by reference to our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is delineated in our definitive Proxy Statement, filed on October 26, 2018 and is incorporated herein by reference to our Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is delineated in our definitive Proxy Statement, under the caption "Independent Registered Public Accounting Firm," filed on October 26, 2018 and is incorporated herein by reference to our Proxy Statement.

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

10.18	2011 Omnibus Equity Incentive Plan amended July 11, 2016 (filed as Exhibit 10.1 to Current Report on Form 8-K filed July 13, 2016).

10.19	Form of Note Exchange Agreement dated March 20, 2017 (filed as Exhibit 10.1 to Current Report on form 8-K filed on March 24, 2017).

10.20	Form of Exchange Agreement for Series E Preferred Stock dated March 20, 2017 (filed as Exhibit 10.2 to Current Report on Form 8-K filed March 24, 2017).

10.21	Form of Security Agreement dated March 20, 2017 (filed as Exhibit 10.3 to Current Report on form 8-K filed March 24, 2017).

10.22 §§	Form of Restricted Stock Unit Agreement issued June 2, 2017 (filed as Exhibit 10.27 to the Annual Report on Form 10-K on October 13, 2017).

10.23 §§	Employment Letter entered into on September 8, 2017 with David C. Goldberg (filed as Exhibit 10.1 to Current Report on form 8-K filed September 14, 2017).

10.24 §§	Employment Letter entered into on September 8, 2017 with Michael J. Poelking (filed as Exhibit 10.2 to Current Report on form 8-K filed September 14, 2017).

10.25	Form of Note Exchange Agreement dated March 27, 2018 (filed as Exhibit 10.1 to Current Report on Form 8-K filed March 28, 2018).

10.26	Form of Settlement and Restructuring Agreement dated July 19, 2018 (filed as Exhibit 10.1 to Current Report on Form 8-K filed July 24, 2018).

10.27	Form of Note Exchange Agreement dated July 19, 2018 (filed as Exhibit 10.2 to Current Report on Form 8-K filed July 24, 2018).

10.28	Form of Restricted Stock Unit Agreement granted March 31, 2018 (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).

10.29	Form of Restricted Stock Unit Agreement granted March 31, 2018 (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).

10.30	Form of Note Exchange Agreement dated July 19, 2018 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on July 24, 2018).

10.31	Consent and Amendment Agreement dated July 19, 2018 (filed as Exhibit 10.3 to Current Report on Form 8-K filed on July 24, 2018).

10.32	Amendment to Amended and Restated Security Agreement dated July 19, 2018 (filed as Exhibit 10.4 to Current Report on Form 8-K filed on July 24, 2018).

14	Code of Ethics (filed as Exhibit 14 to Annual Report on Form 10-K for the fiscal year ended June 30, 2003).

21.1 *	Subsidiaries of Registrant.

23.1 *	Consent of Rosenberg Rich Baker Berman P.A.

31.1 *	Certification of Chief Executive Officer

31.2 *	Certification of Chief Financial Officer

32.1 *	Section 1350 Certification of Chief Executive Officer

32.2 *	Section 1350 Certification of Chief Financial Officer

101.1 *	The following financial statements from the Aeon Global Health Corp.'s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Shareholder's Equity; (iv) the Consolidated Statement of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEON GLOBAL HEALTH CORP.

	By:	/s/ Hanif Roshan
Dated: October 15, 2019		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Hanif Roshan	Chief Executive Officer, Chairman of the Board and Director	October 15, 2019
Hanif Roshan	(Principal Executive Officer)

/s/ Charles C. Lucas III	Director	October 15, 2019
Charles C. Lucas III

/s/ Varinder S. Rathore	Director	October 15, 2019
Varinder S. Rathore

/s/ Mustafa Chagani	Director	October 15, 2019
Mustafa Chagani

/s/ Peter M. Hellwig	Chief Financial Officer and Treasurer	October 15, 2019
Peter M. Hellwig	(Principal Accounting Officer)

AEON GLOBAL HEALTH CORP.

INDEX TO AUDITED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Aeon Global Health Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aeon Global Health Corp. (the Company) as of June 30, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, working capital deficits and negative cash flows from operating activities. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Somerset, New Jersey

October 15, 2019

AEON GLOBAL HEALTH CORP.
CONSOLIDATED BALANCE SHEET

	June 30,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$753,589	$723,352
Accounts receivable, net	1,540,889	2,507,304
Inventory, net	654,446	453,129
Prepaid expenses and other current assets	13,823	54,058
Total current assets	2,962,747	3,737,843

Property and equipment, net	948,349	1,421,097
Deferred tax asset	-	5,816,315
Total Assets	$3,911,096	$10,975,255

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,087,038	$1,436,897
Accrued expenses	2,992,728	2,237,848
Accrued commissions	644,744	608,405
Accrued dividends	342,814	984,979
Accrued income taxes payable	6,355	515,667
Deferred rent	206,111	194,628
Related party notes payable	1,698,169	3,049,651
Derivative liabilities	287,254	1,323,625
Total Current Liabilities	8,265,213	10,351,700

Deferred rent	212,273	135,001
Related party notes payable – non-current	1,415,449	-
Total Liabilities	9,892,935	10,486,701

Shareholders' equity
Preferred stock, $.10 par value; 5,000,000 shares authorized, Series D, 605,000 shares and Series E 25,000 shares issued and outstanding at June 30, 2019 and 2018, respectively	63,000	63,000
Common stock, $.001 par value; 190,000,000 shares authorized, 9,915,064 and 7,249,370 shares issued and outstanding at June 30, 2019 and 2018, respectively	9,915	7,249
Additional paid-in capital	47,702,809	45,107,667
(Accumulated deficit) retained earnings	(53,757,563)	(44,689,362)
Total Shareholders' Equity	(5,981,839)	488,554
Total Liabilities and Shareholders' Equity	$3,911,096	$10,975,255

The accompanying notes are an integral part of the consolidated financial statements.

AEON GLOBAL HEALTH CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,

	2019	2018
NET REVENUE
Fees for services	$12,169,336	$15,309,281
Hosted software services	735,671	973,362
Telehealth products and services	27,298	18,501
Total net revenues	12,932,305	16,301,144

OPERATING EXPENSES
Cost of revenues	5,010,153	5,135,896
Selling, general and administrative	9,994,773	10,361,442
Share based compensation	405,991	781,858
Depreciation and amortization	471,462	802,484
Total operating expenses	15,882,379	17,081,680

NET OPERATING LOSS	(2,950,074)	(780,536)

OTHER (EXPENSE) INCOME
Interest	(183,949)	(140,499)
Change in fair value of derivative liabilities	579,311	(772,585)
Other	(113,672)	(209,855)
Total other (expenses) income	281,690	(1,122,939)

LOSS BEFORE INCOME TAXES	(2,668,384)	(1,903,475)
Provision for income taxes	(5,307,003)	(6,096,902)
Net loss	$(7,975,387)	$(8,000,377)

Less: preferred dividends	$(342,814)	$(339,756)

Net loss available to common shareholders	$(8,318,201)	$(8,340,133)

Loss per share
Basic (loss) earnings per common share	$(1.01)	$(1.15)
Diluted (loss) earnings per common share	$(1.01)	$(1.15)

Weighted average number of common shares outstanding
Basic	8,201,186	7,249,370
Diluted	8,201,186	7,249,370

The accompanying notes are an integral part of the consolidated financial statements.

AEON GLOBAL HEALTH CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Number		Number		Additional		Total
	of	Preferred	of	Common	Paid-in	Retained	Shareholders’
	Shares	Stock	Shares	Stock	Capital	Earnings	Equity
Balance, July 1, 2017	630,000	63,000	7,249,370	7,249	44,309,168	(36,349,229)	8,030,188
Share-based compensation expense					$798,499		$798,499
Preferred dividend declared						(339,756)	$(339,756)
Issuance of Restricted Stock Units							$-
Net loss						(8,000,377)	$(8,000,377)
Balance, June 30, 2018	630,000	63,000	7,249,370	7,249	45,107,667	(44,689,362)	488,554

Share-based compensation expense	-				69,400		$69,400
Preferred dividend accrual	-					(85,715)	$(85,715)
Issuance of Common Stock Dividends	-		134,336	135	984,622		$984,757
Related party debt extinguishment					457,060		$457,060
Net Loss						(409,223)	$(409,223)
Balance, September 30, 2018	630,000	63,000	7,383,706	7,384	46,618,749	(45,184,300)	1,504,833

Share-based compensation expense	-	-	-	-	314,668		$314,668
Preferred dividend accrual	-	-	-	-	-	(85,699)	$(85,699)
Issuance of Common Stock Dividends	-	-	-	-	-		$-
Related party debt extinguishment	-	-	-	-	-		$-
Net Loss	-	-	-	-	-	(175,000)	$(175,000)
Balance, December 31, 2018	630,000	63,000	7,383,706	7,384	46,933,417	(45,444,999)	1,558,802

Share-based compensation expense	-	-	-	-	(7,196)		$(7,196)
Preferred dividend accrual	-	-	-	-	-	(85,187)	$(85,187)
Related party debt extinguishment						(750,000)	$(750,000)
Issuance of Common Stock for Earn-Out			2,500,000	2,500	747,500		$750,000
Issuance of Common Stock Dividends			31,358	31	(31)		$0
Net Loss	-	-	-	-	-	(252,665)	$(252,665)
Balance, March 31, 2019	630,000	63,000	9,915,064	9,915	47,673,690	(46,532,851)	1,213,754

Share-based compensation expense					29,119		$29,119
Preferred dividend accrual						(86,213)	$(86,213)
Net Loss						(7,138,499)	$(7,138,499)
Balance, June 30, 2019	630,000	63,000	9,915,064	9,915	47,702,809	(53,757,563)	(5,981,839)

Balance, July 1, 2018	630,000	63,000	7,249,370	7,249	45,107,667	(44,689,362)	488,554
Share-based compensation expense					405,991		$405,991
Preferred dividend accrual						(342,814)	$(342,814)
Related party debt extinguishment					457,060		$457,060
Issuance of Common Stock for Earn-Out			2,500,000	2,500	747,500	(750,000)	$-
Issuance of Common Stock Dividends			165,694	166	984,591		$984,757
Net Loss						(7,975,387)	$(7,975,387)
Balance, June 30, 2019	630,000	63,000	9,915,064	9,915	47,702,809	(53,757,563)	(5,981,839)

The accompanying notes are an integral part of the consolidated financial statements.

AEON GLOBAL HEALTH CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(7,975,387)	$(8,000,377)
Adjustments to reconcile net loss to net cash provided by operating activities
Impairment of deferred tax asset	5,816,315	6,031,702
Change in fair value of derivative liabilities	(579,311)	772,585
Depreciation and amortization	471,462	802,484
Share based compensation	405,991	798,499
Changes in assets and liabilities
Accounts receivable	966,415	(1,486,316)
Inventory	(201,317)	(105,379)
Prepaid expenses and other current assets	40,235	4,653
Accounts payable	650,141	(740,581)
Accrued expenses	321,110	589,876
Accrued commissions	36,339	180,778
Deferred rent	88,755	142,795
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	40,748	(1,009,281)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits	-	10,211
Purchases of property and equipment	(10,510)	(20,037)
NET CASH USED IN INVESTING ACTIVITIES	(10,510)	(9,826)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	-	500,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	500,000

Net increase (decrease) in cash, cash equivalents, and restricted cash)	30,238	(519,107)
Cash, cash equivalents, and restricted cash at beginning of fiscal year	723,351	1,242,458
Cash, cash equivalents, and restricted cash at end of fiscal year	$753,589	$723,351

Supplemental disclosure of cash paid for:
Interest paid	$-	$-
Income taxes paid	$21,009	$111,550

Non-cash investing and financing activities
Accrual of preferred dividends	$(342,814)	$(339,756)
Settlement paid in stock	$2,500,000	$-
Conversion of accrued interest to notes payable	$-	$4,452
Related party debt extinguishment gain classified to additional paid in capital	$457,198	$-

The accompanying notes are an integral part of the consolidated financial statements.

AEON GLOBAL HEALTH CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

NOTE 1 – ORGANIZATION AND BUSINESS

AEON Global Health Corp. ("Aeon Global" or the "Company") primarily provides an array of clinical testing services to health care professionals through its wholly-owned subsidiary, Peachstate Health Management, LLC d/b/a AEON Clinical Laboratories ("AEON"). The Company continues to provide its legacy secure web-based revenue cycle management applications and telehealth products and services enabling healthcare organizations to increase revenues, improve productivity, reduce costs, coordinate care for patients and enhance related administrative and clinical workflows and compliance with regulatory requirements. Web-based services are delivered as Software as a Service (SaaS) to customers interfacing seamlessly with billing, information and records management systems.

On January 27, 2016 AEON merged into a newly formed acquisition subsidiary of AHC pursuant to a definitive Amended and Restated Agreement and Plan of Merger dated January 26, 2016, as amended on May 31, 2016 (collectively the "Merger Agreement") and December 15, 2016 (the "AEON Acquisition"). The merger certificate was filed with the Secretary of State of Georgia on January 27, 2016. AEON survived the merger as a wholly-owned subsidiary of AGHC (collectively the "Company"). AEON contracts with health care professionals to provide urine and oral fluid testing to patients. The four primary tests provided by AEON are Medical Toxicology, Pharmacogenomics, Cancer Genetic Testing and Molecular Biology. Following the completion of the reverse merger, the business conducted by AEON became primarily the business conducted by the Company.

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

NOTE 2 – GOING CONCERN

As of the filing date of this Annual Report on Form 10-K, and after giving effect to the note exchange described in the Notes to Consolidated Financial Statements, there is outstanding an aggregate principal amount of $3,113,618 of notes, consisting of (i) an aggregate principal amount of $1,698,169 of senior secured convertible notes with a maturity date of March 20, 2020 and (ii) a maximum principal amount of $2.0 million of senior secured grid notes with an aggregate outstanding principal amount of $1,415,449 with a maturity date of June 30, 2020.  In addition, there is an outstanding secured note subordinated to the interests of the existing senior lenders with a remaining principal amount of $2,666, which is currently due and payable.  We expect existing resources, revenues generated from operations, and proceeds received from other transactions we are considering which would satisfy working capital requirements for at least the next twelve months; however, no assurances can be given that we will be able to generate sufficient cash flow from operations or complete other transactions to satisfy our other obligations.  The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of assets carrying amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.  Accordingly, the Company needs to raise additional capital and is exploring potential transactions to improve our capital position.  Unless we can increase revenues substantially or generate additional capital from other transactions, our current cash resources will only satisfy our working capital needs for a limited period of time.

The Company's capital requirements have been and will continue to be significant and it is expecting significant amounts of capital to develop, promote and market its services. At June 30, 2019, cash and cash equivalents amounted to $753,589 and the Company's working capital deficit was $5,302,466.

The Company does not have a bank line-of-credit or other fixed source of capital reserves and is exploring potential transactions to improve its capital position to ensure it is able to meet financing and working capital requirements. We would expect to raise additional funds through obtaining a credit facility from an institutional lender or undertaking private debt financings. Raising additional funds by issuing equity or convertible debt securities may cause stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of other stockholders. Raising additional funds through debt financing or preferred stock, if available, may involve covenants that restrict the Company's business activities and options and such additional securities may have powers, designations, preferences or rights senior to currently outstanding securities. We may also enter into financing transactions which involve the granting of liens on the Company's assets or which grant preferences of payment from its revenue streams, all of which could adversely impact the Company's ability to rely on revenue from operations to support ongoing operating costs. Alternatively, we may seek to obtain new financing from existing security holders, which may include reducing the exercise or conversion prices of outstanding securities, or the issuance of additional equity securities. Currently, we do not have any definitive agreements with any third parties for such transactions and there can be no assurance that we will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the Company. If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially or potentially suspend operations, any of which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC.  The Financial Statements have been prepared under accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a June 30 fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The most sensitive accounting estimates affecting the financial statements are revenue recognition, the allowance for doubtful accounts, depreciation of long-lived assets, income taxes and associated deferrals and valuation allowances, commitments and contingencies and measurement of derivative liabilities.

Determinations of the amounts to accrue for delivered tests considers factors such as payment history, payer coverage, whether there is a reimbursement contract between the payer and the Company, payment as a percentage of agreed upon rate (if applicable), amount paid per test and any current developments of changes that could impact reimbursement.  The differential between amounts billed and the estimated consideration the Company expects to receive from payers, considers historical denial and collection experience and the terms of the Company's contractual arrangements. The Company records adjustments in the current period as charges in estimates. Further adjustments to the estimate, based on actual cash receipts, may be recorded upon settlement.

Principals of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Accounts Receivable, Net

Accounts receivable represent customer obligations due under normal trade terms, net of allowance for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. The allowance for doubtful accounts was approximately $1,987,699 and $942,000 at June 30, 2019 and 2018 respectively. This increase in doubtful accounts was due to one customer that owed the Company monies, but due to their financial condition it is believed that the likelihood of collecting on these amounts due of approximately $1.3 million will not occur without a settlement utilizing legal means.

Cash and Cash Equivalents

The Company accounts for cash and cash equivalents under FASB ASC 305, “Cash and Cash Equivalents”, and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2019 and 2018 there were no cash equivalents to report.

Cash Flows Reporting

The Company follows ASC 230, “Statement of Cash Flows,” for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230 to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  The commitments and contingencies are disclosed in Note 12 to these financial statements.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. The Company had approximately $503,500 and $473,000 in excess of FDIC-insured limits at June 30, 2019 and 2018 respectively. The Company has not experienced any losses in such accounts.

Convertible Instruments

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts, if applicable, under these arrangements are amortized over the term of the related debt to their stated date of redemption.

Revenue Recognition

The Company commenced recognizing revenue in accordance with the provisions of ASC 606, "Revenue from Contracts with Customers" starting July 1, 2018 using the modified retrospective method.  Net revenues in the Company's AEON laboratory test business accounted for approximately 94% for both the fiscal years ended June 30, 2019 and 2018. This laboratory test business is primarily comprised of a high volume of relatively low-dollar transactions.  The AEON business, which provides clinical testing services and other services, satisfies its performance obligation and recognizes revenues upon completion of the testing process or when services have been rendered.  The Company estimates the amount of consideration it expects to be entitled to receive from customer groups, determined using the portfolio approach, in exchange for providing services.  The portfolios determined using the portfolio approach consist of the following groups of customers:  healthcare insurers, governmental payers, client payers and patients.  These estimates require significant judgement by management.  Contracts with customers in the AEON business do not contain significant financing components based on the typical period of time between performance of services and collection of consideration.

AEON’s revenue results from four sources related to specific market segments and payment sources:

(1)

Healthcare Insurers - Reimbursements from healthcare insurers are based on negotiated fee-for-service schedules.  Revenues consist of amounts billed net of contractual allowances. Adjustments to the allowances, based on actual receipts from the commercial payers, are recorded upon settlement. The consideration we typically expect to receive is normally a function of providing complete and correct billing information to the healthcare insurers within the various filing deadlines and typically occurs within 30 to 120 days of billing.

(2)

Government Payers - Reimbursements from government payers are based on fee-for-services schedules set by government authorities, including traditional Medicare and Medicaid.  Revenues consist of amounts billed net of contractual allowances for differences between amounts billed and the estimated consideration the Company expects to receive from such payers, which considers historical denial and collection experience and other factors.  Adjustments to the allowances, based on accrual receipts from the government payers, are recorded upon settlement.

(3)

Client Payers - Client payers include physicians, hospitals, accountable care organizations, integrated delivery networks, employers and other commercial laboratories and institutions for which services are performed on a wholesale basis and are billed based on negotiated fee schedules. Included in this category, while representing less than 1% of total recognized revenue, are payments received from insured and uninsured patients that are billed based on established patient fee schedules or fees negotiated with physicians on behalf of their patients. Collection of billings from patients directly is subject to credit risk and ability of the patients to pay.

(4)

Telehealth - The Company enters into contracts with customers that may include software license agreements and/or hosting services.  The clear majority of revenue derived from these contracts are recognized ratably over the life of the contract.  A minority of such contracts contain a price per transaction, in which case the revenue is recognized in the period when the transaction occurs.

The following table disaggregates revenue by major source for the fiscal year ended June 30, 2019:

Year Ended June 30, 2019	2019
Healthcare Insurers	43.4%
Government Payers	25.1%
Client Payers	25.6%
Telehealth	5.9%
Net Revenues	100%

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

At June 30, 2019, the Company concluded that the remaining portion of the deferred tax assets would not be realized. An increase to the valuation allowance was added in fiscal year 2019 of $5,816,315 resulting in a deferred tax asset of $0.00 at June 30, 2019 compared to $5,816,315 at June 30, 2018.

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

The Company's policy is to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary.

Earnings (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Potentially dilutive shares for convertible debt is calculated utilizing the if-converted method, which assumes the conversion of all shares of convertible debt into Common Stock. At June 30, 2019, there were 1,415,141 potentially dilutive securities related to the Company’s related party convertible debt.

Fair Value Measurements

The Company follows Accounting Standards Codification ("ASC") 820-10, "Fair Value Measurements and Disclosures," of the FASB to measure the fair value of its financial statements and disclosures about fair value of its financial instruments. ASC 820-10 establishes a framework for measuring fair value in accounting principles generally accepted under GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of fair value hierarchy defined by ASC 820-10 are described below:

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. Most notably, we have reassessed the Company’s allocation of expenses between cost of revenues and selling general and administrative expenses for the year ended June 30, 2018. As a result of this reassessment, management reclassified $1,333,722 of expense previously recorded in selling general and administrative expenses to cost of revenues for the twelve months ended June 30, 2018. Had we allocated the direct labor costs in the same manner as applied for fiscal year 2019, our fiscal 2018 cost of revenue would have increased by $1,333,722 to $5,135,896 or 31.5% of revenues. This would have resulted in the reduction of fiscal 2018 sales, general and administrative expenses by $1,333,722 to $10,361,442, which has been reflected in the 2018 Statement of Operations in this report.

Stock-Based Compensation

FASB ASC 718 “Compensation – Stock Compensation,” prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, “Leases,” which was subsequently amended in 2018 by ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). Topic 842 will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. Topic 842 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Topic 842 allows for a cumulative-effect adjustment in the period the new lease standard is adopted and will not require restatement of prior periods. The Company will adopt the new standard effective July 1, 2019 and anticipates recording a right of use asset and corresponding lease liability in the future. Had the Company adopted this standard for the year ended June 30, 2019, the Company would have recorded a right of use asset and corresponding lease liability of approximately $2.1 to $2.5 million. Once adopted, enhanced disclosure of the lease and non-lease component expedients of this standard’s impacts will be required.

NOTE 4 – INVENTORY

At the fiscal year ended June 30, 2019 and 2018 inventory consists of laboratory testing supplies.

NOTE 5 – PROPERTY AND EQUIPMENT

			Estimated
	June 30,		Useful Life
	2019	2018	In Years

Machinery and equipment	$5,415,400	$5,416,686	3	-	6
Software	393,383	393,383	5	-	7
Furniture and fixtures	105,662	105,662	5	-	7
Leasehold improvements	69,268	69,268		(1)
Total property and equipment	5,983,713	5,984,999
Less: Accumulated depreciation and amortization	(5,035,364)	(4,563,902)
Property and equipment, net	$948,349	$1,421,097

(1) Lesser of lease terms or estimated useful life

Depreciation on property and equipment was approximately $471,000 and $802,000 for the year ended June 30, 2019 and June 30, 2018 respectively.

NOTE 6 – INCOME TAXES

The Company's provision (benefit) for income taxes consists of the following:

	Year Ended June 30,
	2019	2018
Current:
Federal	$(509,312)	$-
State	-	65,203
Total current	(509,312)	65,203

Deferred:
Federal	5,816,315	6,073,220
State	-	(41,519)
Total deferred	5,816,315	6,031,701

Income tax provision	$5,307,003	$6,096,904

The reconciliation of the federal statutory income tax rate to the Company's effective tax rate for the fiscal year ended June 30, 2019 and 2018 are as follows:

	Year Ended June 30,
	2019		2018
Income taxes at the federal statutory rate	(510,196)	21.00%	(524,386)	23.84%
State Income taxes, net of federal income tax effect	(142,629)	5.87%	(179,145)	8.14%
Permanent tax differences	-	0.00%	(176,818)	8.04%
True-up to Income Tax Payable	(509,312)	20.96%	-	0.00%
Impact of Rate Change of Tax Cuts and Jobs Act	-	0.00%	3,831,100	-174.17%
Allowance	6,088,600	-250.61%	2,754,910	-125.25%
NOL Expiration	379,035	-15.60%	388,978	-17.68%
Other	1,505	-0.06%	2,264	-0.10%
	5,307,003	-218.44%	6,096,904	-277.19%

The Company's deferred tax assets and liabilities at June 30, 2019 and 2018 are as follows:

	Year Ended June 30,
	2019	2018
Deferred tax assets:
Accrued compensation	$443,958	$424,643
Accounts receivable allowance	528,415	238,629
Intangible assets	103,614	148,884
Other	236,698	178,453
Net operating loss and other carryforwards	40,053,876	40,149,607
Total gross deferred assets	41,366,560	41,140,216
Less: Valuation Allowance	(41,005,254)	(34,916,654)
Deferred tax asset after valuation allowance	361,306	6,223,562
Deferred tax liabilities:
Depreciation	(141,381)	(197,084)
Warrant derivative	(219,925)	(85,268)
Change in accounting method	-	(124,895)
Total deferred tax liability	(361,306)	(407,247)

Net Deferred Tax Asset	$(0)	$5,816,315

NOTE 7 – RELATED PARTY NOTES PAYABLE

	June 30, 2019		June 30, 2018
		Interest rate	Note	Interest rate
	Principal	per annum	Payable	per annum
Secured
VER83, LLC	$1,056,875	5%	$1,056,875	5%
MKA79, LLC	641,294	5%	641,294	5%
Hanif Roshan	-	-	255,417	5%
Optimum Ventures, LLC	630,897	7.5%	591,613	5%
Hanif Roshan	784,612	7.5%	504,452	5%
Total	$3,113,618		$3,049,651

The principal amount listed above is principal only and does not include accrued interest. Unpaid interest on notes payable related parties at the year ended June 30, 2019 and 2018 is $284,156 and $164,174 respectively.

Fiscal 2018 Exchange Transaction

On March 27, 2018, the Company entered into an agreement with the holders of outstanding senior secured convertible notes (the "Senior Notes") to amend certain terms of such notes as described below ("Note Amendment Transaction"). Contemporaneously with the Note Amendment Transaction, the Company entered into an agreement with its Chief Executive Officer ("CEO"), who held a separate promissory note in the aggregate principal amount of $500,000, to exchange such note for an additional new senior note (the "Additional Senior Note") on terms substantially the same as the senior secured convertible notes in the Note Amendment Transaction (the "Note Exchange Transaction").

Note Amendment Transaction

In the Note Amendment Transaction, the holders (the "Senior Holders") of the outstanding principal amount of $2,545,199 of Senior Notes entered into a consent and amendment agreement with the Company (the "Consent Agreement"), pursuant to which the Senior Notes were amended to extend the maturity date for a period of two years to March 20, 2020 and in consideration thereof, the conversion rate of the Senior Notes was reduced to $1.20 per share. As described below, in July 2018, the maturity date of the Senior Notes was further extended. Based on the adjusted conversion price, the principal amount of the Senior Notes was convertible into up to 2,120,999 shares of common stock. The other material terms and conditions of the Senior Notes were not amended. Certain holders of the Senior Notes are affiliated with the Company as follows: (1) an aggregate principal amount of $255,417 of Senior Notes are held by Hanif A. Roshan, the CEO of the Company and (ii) an aggregate principal amount of $591,613 of Senior Notes are held by Optimum Ventures, LLC, a party affiliated by ownership with the former owners of Peachstate Health Management, LLC, our subsidiary. Due to the adjustment of the conversion price of the Senior Notes, the exercise price of outstanding warrants to purchase an aggregate of 825,144 shares of common stock has been adjusted from $2.07 to $1.22 per share. Accrued interest on the Senior Note is due on June 30, 2020 or any earlier payment of the Senior Notes. Refer to Note Restructuring below.

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

In accordance with ASC 470-50, "Debt - Modifications and Extinguishments," the Company's note exchange agreement was tested to determine whether a debt modification or debt extinguishment had occurred. Based on management's review, debt extinguishment accounting applied. As a result of the debt exchange, the Company recorded $247,539 of non-cash expense resulting from the conversion feature of the convertible debt at the year ended June 30, 2018. The loss consisted of the resulting derivative liability from the embedded conversion options in the new notes.

Fiscal 2019 Note Restructuring Transaction

Note Restructuring Transaction

On July 19, 2018, the Company entered into the Settlement and Restructuring Agreement (the "Settlement Agreement") with Peachstate Health management, LLC ("AEON"), its wholly-owned subsidiary, and the former members of AEON included in the Agreement (the "Former Members"), including its Chief Executive Officer, Hanif A. Roshan. Pursuant to the Agreement, the parties agreed to among other things, resolve certain disagreements among themselves relating to the interpretation of certain provisions of the Merger Agreement.

As a condition to the effectiveness of the Settlement Agreement, the parties agreed to restructure the loans previously made to the Company by Mr. Roshan and Optimum Ventures, LLC, (together the "Lenders") and to exchange the existing Senior Notes held by them for a new senior credit instrument pursuant to which they will provide up to $2.0 million of credit to the Company (the "Note Restructuring Transaction"). In the Note Restructuring Transaction, the Company entered into a note exchange agreement dated July 19, 2018 (the "July Exchange Agreement"), with the Lenders, who collectively held senior secured convertible notes in the aggregate principal amount of $1,351,482 (the "Original Notes").

Pursuant to the July Exchange Agreement, the Company agreed to issue the Lenders senior secured grid notes in the aggregate principal amount for a maximum of $2.0 million (the "Grid Notes") in consideration of the cancellation of their Original Notes. The Grid Notes are structured to provide the Company with a credit facility pursuant to which it can borrow, pay, and reborrow any portion of the maximum principal amount of credit available under these instruments. The Grid Notes are senior, secured obligations and are not convertible into any equity securities of the Company. The Grid Notes bear interest at the rate of 7.5% per annum with interest payable upon maturity or sooner in accordance with the prepayment mechanism of the Grid Notes. The maturity date of the Grid Notes is June 30, 2020.

The Grid Notes are on parity with an outstanding principal amount of $1,698,169 of other Senior Notes (hereinafter, the "Senior Convertible Notes") and, subject to certain exceptions, are senior to other existing and future indebtedness of the Company and, together with the Senior Convertible Notes, will be secured by a first priority lien on all of the Company's assets to the extent and as provided in a Security Agreement entered into between the Company, the Lenders and the holders of the Senior Convertible Notes (the "Convertible Note Holders"). The Grid Notes contain customary covenants against incurring additional indebtedness and granting additional liens and contains customary events of default, which terms are substantially the same as the corresponding provisions of the Original Notes. Upon the occurrence of an event of default under the Grid Notes, the Lenders may require the Company to repay all or a portion of the note in cash, at a price equal to 110% of the principal, plus accrued and unpaid interest.

The Grid Notes were issued in consideration of the exchange of (i) an aggregate principal amount of $759,869 of Original Notes held by Mr. Roshan and (ii) an aggregate principal amount of $591,613 of Original Notes held by Optimum Ventures, LLC. The maximum principal amount under the Grid Note issued to Mr. Roshan is $1,100,000 and the maximum principal amount under the Grid Note issued to Optimum is $900,000. Each Grid Note issued also reflects an outstanding principal amount equal to the sum of the aggregate principal amount of the Original Notes held by each Lender, plus the accrued but unpaid interest thereon. The aggregate principal amount of the Grid Notes outstanding as of the closing date of the Note Restructuring Transaction and June 30, 2019 was $1,415,449.

In accordance with ASC 470-50, "Debt - Modifications and Extinguishments," the Company's note exchange agreement was tested to determine whether a debt modification or debt extinguishment had occurred. Based on management's review, debt extinguishment accounting applied. As a result of the debt exchange, the Company recorded zero of non-cash gain resulting from the conversion feature of the convertible debt. These notes were deemed to be a related party capital transaction and were included in additional paid-in capital at June 30, 2019.

In connection with the Note Restructuring Transaction, the Company entered into a consent and amendment agreement with the Convertible Notes Holders to obtain their consent to the issuance of the Grid Notes. In consideration thereof, the Company and Convertible Note Holders also agree to extend the maturity date of the Senior Convertible Notes for a period of one year to March 20, 2020 and to modify the redemption mechanism of such instruments by increasing the duration of the redemption notice period defined in the Senior Convertible Notes. In addition, the parties entered into an amendment to the Amended and Restated Security Agreement entered into as of March 20, 2017, as previously amended (the "Security Agreement"), to provide that the Grid Notes shall be secured by the collateral defined in such earlier Security Agreement.

Subordinated Note

On April 24, 2017, the Company entered into a settlement and mutual release with its former Chief Financial Officer ("CFO"), William A. Marshall to resolve an outstanding arbitration proceeding.  Pursuant to the separation agreement and general release, the Company agreed to provide the following to the former CFO: (i) cash payments totaling $170,000 to be paid over time through May 15, 2018, (ii) a lump sum severance payment of $90,000 payable on June 15, 2018, (iii) the issuance of a total of 12,835 vested shares of common stock pursuant to the terms of the restricted stock units granted in January 2013 and January 2017, and (iv) 27,388 stock options previously granted became vested and exercisable for the duration of their original exercise periods, subject, however to the terms of a lockup agreement.  Pursuant to the settlement agreement, the Company issued a secured senior promissory note, subordinated to the interests of the existing lenders, which provides for events of default that are customary for similar transactions. We continue to make principal payments each month while negotiating an extension, have reduced the indebtedness to $12,666, as of the date of this filing, we have reduced the amount due to $2,666.

NOTE 8 – SHAREHOLDERS’ EQUITY

Preferred Stock

At June 30, 2019, there are 25,000 shares of Series E Convertible Preferred Stock outstanding. The shares of Series E Preferred Stock are initially convertible into an aggregate of 187,500 shares of common stock at the initial conversion rate of $4.00 per share. The conversion price of the Series E Preferred Stock will be subject to adjustment solely in the event of stock dividends, combinations, splits, recapitalizations, and similar corporate events and does not provide for general price-based anti-dilution adjustments. Each share of Series E Preferred Stock has a stated value of $30.00 per share and has the following rights and preferences: (i) each holder of the Series E Preferred Stock has the right, at any time, to convert the shares of Series E Preferred Stock into shares of common stock, (ii) the Series E Preferred Stock is redeemable at the Company's option commencing one year after the original issuance date, provided that the Company's common stock is listed on a national securities exchange at such time, and (iii) the Series E Preferred Stock will pay dividends at the rate of 5% per annum in cash. The shares of Series E Preferred Stock were issued in a transaction with the holder of the Company's previously outstanding shares of Series B Preferred Stock to exchange the shares of Series B Preferred Stock for the shares of Series E Preferred Stock. Pursuant to the exchange agreement for the preferred stock, the holder of the shares of Series B Preferred Stock agreed to waive all unpaid dividends that had accrued on the shares of Series B Preferred Stock. At June 30, 2019, the Company had accrued dividends of approximately $37,808 on the Series E Preferred Stock.

At June 30, 2019, there are 605,000 shares of Series D Convertible Preferred Stock outstanding. The Series D Preferred Stock can be converted by the holders into an aggregate of 619,154 shares of common stock at an initial conversion rate of $9.77139 per share. The holders of such shares have the right to convert the preferred shares at any time, although the shares received upon conversion may not be offered or sold except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The Company has the right to repurchase the outstanding Series D Preferred Stock at a redemption price equal to $10.00 per share, plus accrued and unpaid dividends, and to require holders to convert their Series D Preferred Stock beginning in June 2016. Dividends on the Series D Preferred Stock accrue at a rate of 5% per annum and are payable semi-annually in cash or stock at the Company's option. At June 30, 2019, the Company had accrued dividends in the amount of approximately $305,006 on the Series D Preferred Stock.

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

Earnings per Share

FASB ASC Topic 260, Earnings per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of ordinary shares outstanding during the period, while diluted earnings per share is calculated to include any dilutive effects to ordinary shares. For the fiscal year ended June 30, 2019, our ordinary share equivalents consisted of convertible debt.

	Year Ended
	June 30,

	2019	2018
Basic and diluted earnings (loss) per share
Net loss	$(7,975,387)	$(8,000,377)
Preferred stock dividends	(342,814)	(339,756)
Net (loss) available to common shareholders after preferred stock dividends	$(8,318,201)	$(8,340,133)
Weighted average shares used in the computation of basic earnings per share	8,201,186	7,249,370

Loss per share – basic and diluted	$(1.01)	$(1.15)

Common Stock

As discussed in Note 1, the AEON Acquisition on January 27, 2016 has been accounted for as a reverse merger under U.S. GAAP. As such, AEON is considered the acquiring entity for accounting purposes and legacy AEON's historical results of operations replaced legacy AHC's historical results of operations for all periods prior to the reverse merger. Additionally, the legacy AEON equity accounts at June 30, 2015 were retroactively restated to reflect the number of shares received in the business combination.

At the year ended June 30, 2019, the Company issued a total of 165,694 Common Stock dividends (134,336 shares during the three months ended September 30, 2018 and 31,358 during the three months ended March 31, 2019).

On February 28, 2019, per the Settlement and Restructuring Agreement subsequent to the original Earn-out agreement, the Company issued an addition 2,500,000 shares of the Company’s Common Stock. See Note 10 for further discussion of this share issuance.

Common Stock Warrants

A schedule of common stock warrant activity for the year ended June 30, 2019 is as follows:

Warrant Activity	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding June 30, 2018	3,458,826	$3.65	3.41	$-
Issued	-
Expired	(174,175)	$12.89	-	$-
Outstanding June 30, 2019	3,284,651	$3.16	2.66	$-
Exercisable, June 30, 2019	3,284,651	$3.16	2.66	$-

NOTE 9 – SHARE-BASED COMPENSATION

Stock option activity under the Company's stock option plans for employees and non-executive directors for the period ended June 30, 2019 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
Employees Information	Options	Price	Life(Years)
Outstanding June 30, 2018	265,346	$7.08	6.55
Granted	-	-	-
Expired/Forfeited	(75,860)	2.95	-
Outstanding June 30, 2019	189,486	8.73	3.83
Exercisable June 30, 2019	189,486	$8.73	$2.97

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Non-Executive Director Information	Options	Price	Life (Years)	Value
Outstanding June 30, 2018	545,039	$3.08	$7.75	$-
Granted	95,001	0.67	7.14	-
Expired/forfeited	-	-	-
Outstanding and exercisable June 30, 2019	640,040	$2.72	$7.39	$-

On December 6, 2018, the Company issued 90,000 stock options to its non-executive directors pursuant to its revised non-executive director compensation policy. 5,001 options were issued on September 1, 2018.

Share based compensation for the year ended June 30, 2019 and 2018 was approximately $406,000 and $781,850 respectively.

Restricted stock unit activity under the Company's restricted stock unit plans were granted to employees and non-executive directors for the year ended June 30, 2019 is as follows:

RSU Activity	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding June 30, 2018	752,391	$1.31
Granted	257,143	0.67
Expired/Forfeited	(961,534)	(1.16)
Outstanding June 30, 2019	48,000	$1.22

On December 6, 2018, the Company issued 128,571 restricted stock units to Hanif A. Roshan.  In addition, on such date the Company also issued an aggregate 128,572 restricted stock units to certain other non-executive employees of the Company.  All the restricted stock units were granted in December 2018 under the Company's 2011 Omnibus Equity Incentive Plan, as amended (the "2011 Plan").  The Board determined that it was appropriate to grant the restricted stock units in consideration of an agreement by Mr. Roshan and the other non-executive employees to accept such compensation in lieu of cash payment of base salary for the thirteen-week period ending September 30, 2018.

On March 29, 2019, 4 Employees of Aeon Global Health Corp signed a formal written notice to waive any and all claims to current Restricted Stock units (RSUs) that total of 645,391 units.  Additionally, they forfeited those RSUs that had previously been granted in the total amount of 257,143 units.

In October 2018, the Company's board of directors adopted, subject to stockholder approval, certain amendments to its 2011 Omnibus Incentive Plan, as amended (the "2011 Plan"), to increase the number of authorized shares of common stock available for issuance under the 2011 Plan by 3,000,000 shares and to reflect the impact of the Tax Cuts and Jobs Act of 2017 on the performance-based compensation awards granted under the 2011 Plan.  On December 6, 2018, these proposed amendments to the 2011 Plan were approved by stockholders at the Company's annual meeting of stockholders.

NOTE 10 – EARN-OUT MERGER CONSIDERATION

Pursuant to the Amended and Restated Agreement and Plan of Merger dated January 26, 2016, as amended on May 31, 2016 and December 2016 (collectively, the "Merger Agreement"), AEON was merged into a newly formed acquisition subsidiary of Aeon Global (the "Aeon Acquisition"). The Merger Agreement originally included, among other things, certain earn-out consideration (the "Earn-out") and the assumption of certain liabilities.  The Earn-out required the achievement of certain earnings before interest, taxes, depreciation and amortization ("EBITDA") levels that were automatically adjusted upon the change of reimbursement rates adopted by the Centers for Medicare and Medicaid Services.  Upon achievement of the EBITDA level for the three calendar years ending December 31, 2018 ("2018 Earn-out"), the Former Members would receive additional shares of the Company's common stock so that the total number of shares of the Company's common stock issued to the Former Members pursuant to the Merger Agreement would equal 85% of the issued and outstanding shares of the Company's common stock on a post-issuance and fully-diluted basis (as defined in the Merger Agreement).  In addition, the Merger agreement provided that upon achievement of the EBITDA level for the four calendar years ending December 31, 2019 ("2019 Earn-out"), the Former Members would receive additional shares of the Company's common stock so that the total number of shares of the Company's common stock issued to them pursuant to the Merger Agreement would equal 90% of the issued and outstanding shares of the Company's common stock on a post-issuance and fully-diluted basis (as defined in the Merger Agreement).  The Former Members were also granted certain registration rights pursuant to the Merger Agreement (the "Registration Rights").  Achievement of the maximum amount of Earn-out would have resulted in the issuance of over 70,000,000 shares of the Company's common stock.

Subsequently, in connection with the Merger, the parties expressed differences of opinion on the interpretation of certain provisions of the Merger Agreement, the calculation of the number of shares of common stock issued pursuant to the initial tranches of the Earn-out under the Merger Agreement, and the assumption of income tax liabilities for undistributed income earned by AEON prior to the Merger.  The Company has also incurred negative cash flow for the calendar years 2016, 2017 and 2018, necessitating the loan of approximately $760,000 by the Company's CEO in addition to an amount of $591,613, including accrued interest, previously loaned by an entity owned by certain Former Members (collectively the "Loans"), which Loans have been extended on multiple occasions.  The Loans were due and payable on March 20, 2018, subsequently negotiated and extended to a new maturity date of March 20, 2020, and are convertible into common stock at $1.20 per share (currently 1,126,235 shares).  In addition, the CEO and certain of the Former Members reduced their cash compensation as employees to zero and have accepted restricted stock units of the Company as sole compensation.

The Company, AEON and the Former Members reached an agreement to resolve these matters and entered into the Settlement Agreement in order to:  (i) provide a source of working capital to the Company to sustain operations and reduce the additional dilution which could have been caused by the conversion of the Loans; (ii) remove the uncertainty as to the number of shares which may be issued pursuant to the 2018 and 2019 Earn-outs by replacing percentages with fixed share amounts; (iii) agree that all share calculations for the Earn-outs are to be based on actual shares outstanding rather than on a "Fully-diluted" basis to provide additional certainty and reduce the potential issuances on account of the Merger from approximately 70,000,000 shares of common stock to approximately 1,200,000 shares of common stock; (iv) provide clarity as to the relationship between the 2018 Earn-out and 2019 Earn-out; (v) reduce the maximum percentage ownership of the Former Members; (vi) avoid the expense of a demand registration statement; and (vii) otherwise resolve all outstanding disagreements among the parties arising out of the Merger Agreement.

The parties also resolved all interpretative issues relating to the Merger Agreement and clarified the amount and terms of the Earn-outs as described below.

With respect to 2018 Earn-out, the parties agreed that the 2018 Earn-out, as adjusted according to the Merger Agreement, shall be $21,483,749 of EBITDA for the three calendar years ending December 31, 2018.  If the 2018 Earn-out target is achieved, then on October 1, 2019, subject to the completion of the audited financial statements of AEON for the calendar year ending December 31, 2018, the Company shall issue the Former Members a fixed amount of 3,000,000 shares of the Company's common stock; provided, however, that if AEON does not achieve the 2018 Earn-out target, but achieves EBITDA for the three calendar years ending December 31, 2018 of at least 75% of the 2018 Earn-out target, then on October 1, 2019, subject to the completion of the audited financial statements of AEON for the calendar year ending December 31, 2018. The Company has determined that the 2018 EBITDA Target was not achieved.

With respect to the 2019 Earn-out, the parties agreed that the 2019 Earn-out, as adjusted according to the Merger Agreement, shall be $32,600,530 of EBITDA for the four calendar years ending December 31, 2019.  If the 2019 Earn-out target is achieved, then within three business days following the completion of the audited financial statements of AEON for the calendar years ending December 31,2019, the Company shall issue the Former Members a fixed amount of 4,000,000 shares of the Company's common stock.  If AEON fails to achieve the 2019 Earn-out target but achieves EBITDA for the calendar years ending December 31, 2019 of at least 75% of the 2019 Earn-out target, then within three business days following the completion of the audited financial statements of AEON for the calendar year ending December 31, 2019, the Company shall issue the Former Members a fixed amount of 3,000,000 shares of the Company's common stock.

The parties also agreed that if the 2019 Earn-out target is achieved the Former Members would be entitled to an "earn-out credit" equal to the amount by which such target is exceeded.  If AEON did not achieve the 2018 Earn-out target (or the adjusted 2018 Earn-out Target), the earn-out credit would be applied to its EBITDA for the 2018 Earn-out and then the determination of whether the 2018 Earn-out was achieved (at either the full or the 75% level) will be recomputed.  If the addition of the earn-out credit results in AEON achieving the 2018 Earn-out (at either level) then additional shares of common stock shall be issued to the Former Members in accordance with the terms of the Settlement Agreement.

The Company also agreed to a restructuring of the consideration payable pursuant to the original earn-out mechanism of the Merger Agreement. Pursuant to the Settlement Agreement, the Company issued an aggregate of 2,500,000 shares of the Company's common stock to the Former Members. As described in greater detail above, these additional shares were a negotiated compromise in consideration of the agreements set forth in the Settlement Agreement, including the agreement by the Former Members to modify the original earn-out agreement due to differences in the interpretation of the wording of the agreement.  Such additional shares were issued to the Former Members on February 28, 2019, pro rata, based on their respective percentage ownership of AEON prior to the Merger.

As additional consideration to the Company under the Settlement Agreement, the Former Members agreed: (i) to relinquish all demand registration rights; (ii) that the arrangements set forth in the Settlement Agreement fully resolved any and all claims arising out of the Merger Agreement and the transactions contemplated thereby; and (iii) to a general release of claims as against the Company.

Based on the Company's results of operations over the three-year period ended December 31, 2018, the Company does not anticipate that it will achieve the 2018 Target at either the full level (requiring EBITDA of $21,483,749) or the 75% level, as described above. Final determination of whether the 2018 Target is satisfied, however, is subject to the completion of the audited financial statements for the calendar year ended December 31, 2018. Subject to the completion of such an audit or otherwise pursuant to the operation of the "earn-out credit" as described, above, the Company does not anticipate issuing the earn-out shares attributable to the 2018 Target.

NOTE 11 – FAIR VALUE MEASUREMENT AND OTHER FINANCIAL INSTRUMENTS

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

The Company's Level 3 financial liabilities consist of the derivative conversion features of underlying convertible debt and warrants issued in 2011 to 2015. The Company valued the conversion features using the Monte Carlo model for all periods. This model incorporates transaction details such as the Company's stock price, contractual terms maturity, risk free rates and volatility as of the date of issuance and each balance sheet date.

The Company utilized the following assumptions in valuing the derivative conversion features:

Exercise Price	$1.20	-	$1.22
Risk free interest rate	1.72%	-	2.03%
Expected volatility	163.0%	-	224.0%
Remaining term (in years)	0.72	-	4.07

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The fair value of the Company's financial instruments, using the fair value hierarchy under U.S. GAAP detailed in "Fair Value Measurements" in Note 2, "Summary of Significant Accounting Policies and Recently Issued Accounting Standards," of the Notes to the Consolidated Financial Statements are included in the table below.

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

The following tables provide a summary of the changes in fair value, including net transfers in and/or out, of all financial assets / (liabilities) measured at fair value on a recurring basis using significant unobservable inputs during the year ended June 30, 2019.

		Convertible
	Warrants	Notes	Total
Balance - June 30, 2018	$505,069	$818,556	$1,323,625
Change in fair value of derivative liabilities	(380,724)	(198,587)	(579,311)
Related party debt forgiveness	-	(457,060)	(457,060)
Balance - June 30, 2019	$124,345	$162,909	$287,254

	Fair value	Level 1	Level 2	Level 3
June 30, 2018 Derivative liabilities	$1,323,625	$-	$-	$1,323,625
June 30, 2019 Derivative liabilities	$287,254	$-	$-	$287,254

Derivative Instruments

For the year ended June 30, 2019, the Company recorded non-cash expense of approximately ($579,300) in other income (expenses) for the change in the fair value of the derivative liabilities. The remaining portion of the change was recorded in additional paid in capital in conjunction with the Fiscal 2019 Note Restructuring Transaction.

We lease this facility from Centennial Properties of Georgia, LLC under a lease agreement which commenced in April 2014, and was amended January 20, 2016. The lease provides for a term of 12 years expiring in March 2026. The lease payments range from $48,000 to a maximum of $60,000. In connection with the lease agreement, as security for its rent and other obligations under the lease, AEON has provided to the landlord a first priority lien and security interest in substantially all of its assets, subordinated to the security interests of our assets held by our senior lenders. The landlord under the lease is Centennial Properties of Georgia, LLC, a Georgia limited liability company. Centennial is owned by Hanif Roshan, Shawn Desai, Pyarali Roy and Sohail Ali, all of whom are either former members, or whose spouses were former members, of AEON and have received and may in the future receive common stock from the Merger. The remaining lease payments are as follows:

Monthly Rent	Start	End
($)
51,000	02/01/19	03/31/20
52,500	02/01/20	03/31/21
54,000	02/01/21	03/31/22
55,500	02/01/22	03/31/23
57,000	02/01/23	03/31/24
58,500	02/01/24	03/31/25
60,000	02/01/25	03/31/26

The Company entered into a lease agreement with Hanif Roshan (the "landlord") to lease a residential premises at 5455 Golf View Drive, Braselton, Georgia 30517 for a term of 1 year beginning on January 1, 2018 and ending December 31, 2018, subsequently renewed for an additional year to expire December 31, 2019, for a fixed monthly rent of $7,500 due and payable by the first day of each month. The lease is renewable with a 3% increase in rent for each renewal. The tenant is responsible for utilities and insurance with the landlord responsible for maintenance and taxes on the premises. The Company has terminated this lease agreement effective April 30, 2019.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

Prior to the completion of the merger, AT&T provided various communication services and equipment to the Company, including facsimile lines.  AT&T has claimed that the Company owes approximately $500,000 for such services.  The Company is prepared to negotiate with AT&T to seek a compromise.  To the Company's knowledge, no proceedings have been commenced regarding this matter, and the Company has accrued an amount equal to its potential liabilities based on the facts and circumstances known on its financial statements as of the fiscal year ended June 30, 2019.

Regarding the termination of the Company's relationship with certain executives, including the former Chief Executive Officer ("CEO") of Authentidate Holding Corp., O'Connell Benjamin, the Company has reviewed its severance obligations and the vesting of post-termination provisions.  The Company believes it has accrued all related severance costs as of June 30, 2019 related to past terminations.  The former CEO commenced an arbitration proceeding before the American Arbitration Association ("AAA") on or about June 22, 2016 requesting severance compensation of $341,620 and other benefits, including the vesting of certain stock option awards, pursuant to an employment agreement.  The parties opted to pursue mediation in their attempt to resolve the matter, and a mediation session was held on October 30, 2017, but no resolution was reached.  The Company believes it has valid defenses to Mr. Benjamin's claims and intends to defend this matter accordingly as the arbitration process ensues.

On September 14, 2016, the Company received notice from the Office for Civil Rights ("OCR") of the U.S. Department of Health and Human Services ("DHHS") informing the Company that the OCR was conducting a review of the Company's compliance with applicable Federal Standards for Privacy of Individually Identifiable Health Insurance Portability and Accountability Act of 1996, as amended ("HIPAA"), and its privacy, security and data breach rules ("HIPAA Rules").  The OCR's compliance review initially covered the Company's telehealth business, and on December 21, 2017, expanded its review to its clinical laboratory operations.  The OCR reviewed the Company's premises and conducted interviews on May 23, 2017, and the Company continues to work on a resolution with the OCR. The OCR may, among other things, require a corrective action plan, issue penalties, or reach a monetary settlement.  The Company does not expect a material adverse determination based on consolidated financial position, results of operations, and cash flows.

On June 13, 2019, the Company received notice from the Office of the Inspector General ("OIG") of the U.S. Department of Health and Human Services ("DHHS") informing the Company that the OIG had completed an audit of the Company's billing for the period of January 8, 2015, through July 20, 2016, with respect to claims submitted for specimen validity testing (“SVT”). As a result of a Local Coverage Determination (“LCD”) from the Center of Medicare and Medicaid Services (“CMS”), it was decided that claims for SVT would be disallowed effective as of October 15, 2015. The OIG contends the Company continued to submit claims for SVT after the effective date of the LCD, and monies paid for such testing were to be repaid. The Company continues to work on a resolution with the OIG. The OCR may, among other things, require repayment, issue penalties, or reach some other monetary settlement. The Company does not expect a material adverse determination on consolidated financial position, results of operations, and cash flows.

The Company was the defendant in an action captioned Cogmedix, Inc. v. Authentidate Holding Corp. in the Superior Court of Worcester County, Commonwealth of Massachusetts, Case No.: 1685CV013188.  Suit was filed on September 6, 2016, based upon a purchase order dated December 6, 2013, alleging the principal amount of $227,061, and accumulating interest and attorney fees.  On February 15, 2018, judgement in the amount of $320,638 was awarded.  Thereafter, the parties entered into a Forbearance Agreement on October 17, 2018, wherein Plaintiff agreed to accept the compromised sum of $149,996 by Company making three (3) monthly payments of $25,000 from October 18, 2018 through December 2018, followed by five (5) monthly payment of $12,500 from January 18, 2019 through May 18, 2019, and a final payment of $14,996 on June 18, 2019.  All required payments have since been tendered timely and satisfactorily, and the matter is now closed.

On September 15, 2015, the Company executed an amendment to the lease for its replacement offices in New Jersey.  The term of the lease was for six (6) years with annual rentals ranging from approximately $135,000 in the first year to $148,000 in its final year.  The lease provided the Company with opportunities for its early termination by the tender of a pre-negotiated amount on the 18th, 27th, and 36th month anniversary dates of the amendment.  As part of the lease terms, the Company provided a letter of credit ("LOC") in the approximate amount of $121,000 as security for its lease payments.  In July 2017, the Company vacated the premises, and the landlord took possession of both the premises and the aforementioned LOC in the first quarter of fiscal year 2018, and subsequently leased the subject premises to a third party by at least the fourth quarter of fiscal year 2018; to wit: May of 2018.  The Company is evaluating its possible lease obligations and considering its alternatives, and, although not guaranteed, expects to be successful.

The Company is the defendant in an action captioned Grace Partners, LLC. v. Peachstate Health Management, LLC, in the Superior Court of the State of California, County of San Diego, Case No.: 37-2019-00007050-CU-BC-CTL.  Suit was filed on February 6, 2019, based upon the alleged breach of a lease dated August 25, 2015.  The Company ended its tenancy in August 2017, and the plaintiff is seeking monthly rent of $10,938.27 from that time onwards.  The Company timely filed its Answer on March 29, 2019, denying the claims of the plaintiff and intends to vigorously defend the claim.  Mediation is set for October 10, 2019, to resolve this matter. At the present time, management is unable to determine whether this claim will have a material impact on the Company's financial condition, results of operations, or cash flow.

The Company, its Chief Executive Officer, and certain yet identified persons are defendants in a case captioned Carlotta Miraflor v. Peachstate Health Management, LLC d/b/a Aeon Global Health, et al., filed on October 4, 2017 in the United States District Court for the Central District of California, Case No.:  5:17-CV-02046-DSF-SP.  Service of the Summons and Compliant was made on January 3, 2018 and an Answer denying liability was timely filed with the Court Clerk.  The plaintiff is a principal of a corporate independent contractor which planned to provide marketing services to the Company pursuant to a services agreement.  The lawsuit was preceded by a Dismissal and Notice of Rights by the U.S. Equal Employment Opportunity Commission ("EEOC") in July 2017, on the basis that the Plaintiff was determined to be a principal of a corporate independent contractor.  Notwithstanding this ruling the Plaintiff initiated suit alleging wrongful termination, retaliation, harassment, and other claims.  The lawsuit seeks monetary damages for Plaintiff's alleged loss of earnings, emotional distress, punitive damages, attorney's fees, and costs.    The court ordered the case to mediation as part of its alternative dispute resolution program, but such mediation did not result in a final resolution to the case. Trial has been tentatively set for December, 2019.

The Company is also subject to claims and litigation arising in the ordinary course of business.  Our management considers that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

The Company has entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters.  Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights.  Payments by us under such indemnification clauses are generally conditioned on the other party making a claim.  Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract.  Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us.  It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. At June 30, 2019, we are not aware of any obligations under such indemnification agreements that would require material payments.

NOTE 13 – RELATED PARTY TRANSACTIONS

Except as disclosed herein, the Company has not entered into any material transactions or series of similar transactions with any director, executive officer or any security holder owning 5% or more of common stock since July 1, 2017.

AEON leases its facilities from Centennial Properties of Georgia, LLC under a lease agreement commencing April 2014, as amended January 20, 2016. The lease provides for a term of 12 years expiring March 2026. The lease payments range from $46,500 to a maximum of $60,000. In connection with the lease agreement, as security for its rent and other obligations under the lease, AEON has provided to the landlord a first priority lien and security interest in substantially all its assets. The landlord under the lease is Centennial Properties of Georgia, LLC a Georgia limited liability company. Centennial is owned by Hanif A. Roshan, Shawn Desai, Pyarali Roy and Sohail Ali, all of whom were AEON members and received common stock in the Company as a result of the AEON Acquisition. Mr. Roshan serves as the Chairman and CEO of the Company. Mr. Desai is the Chief Technology Officer of AEON. Mr. Roy is the Chief Strategy Officer of AEON. Related party rent expense was $648,000 and $580,500 for the fiscal years ended June 30, 2019 and 2018 respectively.

The Company renewed a lease agreement with Hanif A. Roshan (the "landlord") for a residential premise at 5455 Golf View Drive, Braselton, Georgia 30517 for a term of one year beginning on January 1, 2019 and ending on December 31, 2019 for a fixed rent in monthly installments of $7,500 due and payable by the first day of each month. The lease renews annually with a 3% increase in rent for each renewal. The tenant is responsible for utilities and insurance with the landlord responsible for maintenance and taxes on the premises. Rent expense was $79,527 and $90,000 for the fiscal year ended June 30, 2019 and 2018 respectively. The Company has terminated this lease agreement effective April 30, 2019. The Company remains responsible for the unpaid amounts of rent under the terminated lease agreement. At June 30, 2019, the unpaid rent liability is $214,527.

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

On September 18, 2018, the Company and its wholly-owned subsidiary, Peachstate Health Management LLC, entered into a shared services agreement with Centennial Properties, LLC, an entity affiliated with the Company's CEO and which is the owner of the premises in which the Company conducts its operations. Pursuant to this agreement, in consideration of various services and accommodations provided by Centennial Properties, the Company and Peachstate Health Management agreed to provide, or cause to be provided, certain operational and administrative support services to Centennial Properties and certain other related entities. Under this agreement, in no event shall any employee of the Company or Peachstate Health Management be required to devote more than 10% of such employee's business time per week to the provision of services to Centennial Properties. The shared services agreement has a term of three years.

An entity affiliated with the Company's Chief Executive Officer extended a personal loan of $500,000 to an entity affiliated with a distributor and business consultant to the Company. The borrower has agreed to repay the loan by assigning a percentage of the net proceeds received by the affiliated distributor as commissions under its distribution agreement.

NOTE 14 – SEGMENT INFORMATION

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

Select financial information related to the Company's segments is presented below:

	Authentidate	AEON	Total

Year ended June 30, 2019
Net revenues	762,969	$12,169,336	$12,932,305
Cost of revenues	171,308	4,838,845	5,010,153
Operating expenses	2,465,128	13,417,251	15,882,379
Operating income (loss)	(1,702,159)	(1,247,915)	(2,950,074)

Year ended June 30, 2018
Net revenues	$991,863	$15,309,281	$16,301,144
Cost of revenues	194,596	4,941,300	5,135,896
Operating expenses	2,465,128	14,616,552	17,081,680
Operating income (loss)	(1,473,265)	692,729	(780,536)

June 30, 2019
Total assets	$249,689	$3,661,407	$3,911,096

June 30, 2018
Total assets	$7,532,512	$3,442,743	$10,975,255

NOTE 15 – SUBSEQUENT EVENTS

On September 25, 2019, the Company entered into a debt conversion agreement with Optimum Ventures and Hanif Roshan, the holders of a total of $3,289,315 in debt. This debt is comprised of note principal and interest due of $1.57 million, rent accrual of $907,000, and compensation due of $810,000. Pursuant to this agreement, the Company will convert up to $3,289,315 in promissory notes and other debt held by these two parties into common shares of the Company at a rate of $0.105 per share, resulting in the issuance of up to 31,326,809 common shares. The terms of this agreement were offered to other debt holders, which were subsequently declined by those debt holders.

On October 1, 2019, the Company reached its next gateway target for the issuance of shares per the Earn-out agreements. The number of shares to be issued are directly tied to the financial results as audited for this report for the fiscal years ended June 30, 2019.